Form 10QSB
period 1997-03-31
HEALTH CARE CENTERS OF AMERICA INC
filed 1997-09-12
CIK 1010474

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHAN GE ACT
    OF 1934 FOR THE PERIOD ENDED MARCH 31, 1997

            (Exact name of Registrant as specified in its character)


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ______________  TO ________________.

Commission file Number: 0-29006

                      HEALTH CARE CENTERS OF AMERICA, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


              Nevada                                       62-1210877
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

  100 North Arlington Suite 22F, Reno, NV                      89501
  (Address of Principal Executive Office)                    (Zip Code)

                                 (702) 786-1461
                           (Issuer's Telephone Number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

As of May 10, 1997, 827,485,297 shares of the Registrant's common stock were outstanding.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [ ]  No  [X]

Transitional Small Business Disclosure Format (check one):  Yes / / No /X/

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


     The  following financial statements are filed with this Form 10-QSB:

                                                                          Page
                                                                          ----
Accountant's Report                                                         3
Balance Sheets                                                              4
Statement of Operations                                                     6
Statement of Changes in Stockholders' Equity                                7
Statement of Cash Flows                                                    10
Notes to Financial Statements                                              11
Accountant's Report on Supplemental Schedules                              20
Schedule A--Property, Plant and Equipment                                  21
Schedule B--Accumulated Depreciation of
             Property, Plant and Equipment                                 22


W. DALE MCGHIE                                        Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                       Tel: 702-323-7744
                                                       Fax: 702-323-8288

To the Board of Directors
Health Care Centers of America, Inc.
Reno, Nevada

                           ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying consolidated balance sheet of Health Care Centers of America, Inc. and Subsidiaries (A development Company) as of March 31, 1997, and the related consolidated statements of operations for the period ending March 31, 1997 and March 31, 1996, and the changes in stockholders' equity for the periods ending March 31, 1997 and March 31, 1996, and statement of cash flows for the periods ending March 31, 1997 and March 31, 1996 and from June 29, 1993 (date of reorganization) through March 31, 1997, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Health Care Centers of America, Inc.

Financial Statements for the year ending December 31, 1996 were audited by me and I expressed an unqualified opinion on them with an explanation paragraph same as described below, in my report dated March 31, 1997, except for Notes 10, 14 and 15 which are dated August 22, 1997. I have not performed any auditing procedures since that date.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Management has prepared the accompanying financial statements assuming that the Company will continue as a going concern, as discussed in Note 3 to the financial statement. A majority of the Company's assets consist of mineral inventories and mineral properties with a carrying value of $200 million, and real estate properties with recorded values of $43 million. Recovery of the Company's mineral inventories is dependent upon the extraction and recovery of developed reserves in an economical fashion. Realization of a major portion of the real estate properties is dependent on consummation of the real estate transactions. The financial statements do not include any adjustments that might result in a negative outcome as a result of this uncertainty.



W. Dale McGhie
Reno, Nevada
August 22, 1997


              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         ( A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                   FOR THE THREE MONTHS ENDING MARCH 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996
                            (SEE ACCOUNTANTS REPORT)


                                     ASSETS

                                                     FOR THE THREE MONTHS
                                                     ENDING MARCH 31,         DECEMBER 31,
                                                         1997                     1996
                                                   -----------------        ----------------
                                                      (unaudited)              (audited)
CURRENT ASSETS

             Cash  (Note 1)                        $             778        $        196,214
             Accounts Receivable                                 587
             Prepaid Expenses                                  9,449                   1,500
                                                   -----------------        ----------------

               Total Current Assets                           10,814                 197,714
                                                   -----------------        ----------------

PROPERTY, PLANT & EQUIPMENT  (Note 1)

             Equipment Held for Rent                         555,185                 555,185
             Equipment                                       549,728                  24,935
             Furniture & Fixtures                             12,307                   6,249
                                                   -----------------        ----------------
                                                           1,117,219                 586,369

             Less Accumulated Depreciation                    26,043                  11,355
                                                   -----------------        ----------------
             Net Property, Plant & Equipment               1,091,176                 575,014
                                                   -----------------        ----------------

OTHER ASSETS

             Mineral Inventory /Property (Note 4)        269,375,000             200,000,000
             Investment in Future Acquisitions
             (Note 2)                                     46,020,200              49,016,330
             Notes Receivable  (Note 5)                      266,347                 260,000
             Interest Receivable                               7,838                   6,600
             Organizational Costs, Net
               of Amortization                                64,555                  47,422
             Goodwill, Net of Amortization                 2,979,436                       -
                                                   -----------------        ----------------
             Total Other Assets                          318,713,376             249,330,352
                                                   -----------------        ----------------

                                                   $     319,815,365        $    250,103,080
                                                   =================        ================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         ( A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                   FOR THE THREE MONTHS ENDING MARCH 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996
                            (SEE ACCOUNTANTS REPORT)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     FOR THE THREE MONTHS
                                                      ENDING MARCH 31,         DECEMBER 31,
                                                         1997                     1996
                                                   -----------------        ----------------
                                                      (unaudited)              (audited)
CURRENT
LIABILITIES

             Accounts Payable and Accrued
             Liabilities                           $          90,872        $       $103,128
             Deferred Revenue                                  3,590
             Shareholder Advance                               4,400                   4,400
             Interest Payable                                103,156
             Notes Payable - Bank                             90,000
             Notes Payable Affiliate                         457,835
             Notes Payable - Shareholder (Note 6)            267,373                 462,809
                                                   -----------------        ----------------

             Total Current Liabilities             $       1,017,225        $        570,337
                                                   -----------------        ----------------

STOCKHOLDERS'  EQUITY

             Common stock $.001 par value;
                900,000,000 shares authorized;
                issued and outstanding are
                827,485,297 shares on
                March 31, 1997 and  452,485,297
                shares on December 31, 1996                  827,485                 452,485

             Additional Paid in Capital                  332,510,659             263,388,756

             Retained Earnings                          (13,702,162)            (13,702,162)

             Deficit Accumulated during the
               Development Stage                           (837,842)               (606,336)
                                                   -----------------        ----------------

             Total Stockholders' Equity                  318,798,140             249,532,743
                                                   -----------------        ----------------

             Total Liabilities and Stockholders'
             Equity                                $     319,815,365        $    250,103,080
                                                   =================        ================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                               FOR THE THREE MONTHS ENDING MARCH 31, 1997 and 1996
                             AND THE PERIOD FROM JUNE 29, 1993 THROUGH MARCH 31, 1997
                                             (SEE ACCOUNTANTS REPORT)

                                                                                                 (Date of Reorganiztion)
                                                                                                      June 29, 1993
                                                        For the three months ending                     Through
                                                    March 31,                 March 31,                  March
                                                       1997                     1996                    31, 1997
                                                   ------------             -------------             ------------
                                                   (unaudited)                (audited)

REVENUE                                             $     8,228             $           -             $      8,228
                                                   ------------             -------------             ------------

EXPENDITURES

             Depreciation and Amortization               40,379                     1,634                   63,872
             Dues and Subscriptions                           -                         -                    8,497
             Demonstration Tapes                          4,401                         -                    4,401
             Exposition & Conventions                     2,434                         -                    2,434
             Employee Benefits                            3,016                         -                    3,016
             Professional Fees                           35,501                    28,160                  211,859
             Postage and Courier Service                  1,163                     1,551                   20,589
             Marketing & Promotion                        2,220                         -                   34,703
             Travel and Entertainment                    19,999                     6,475                  143,302
             Telephone Expenses                           5,663                     4,213                   48,676
             Other Office Occupancy Costs                29,508                     2,377                   64,268
             Program Development                          4,000                         -                   41,710
             Rent                                        12,377                     1,080                   18,804
             Wages & Salaries                            55,252                     3,600                   88,424
                                                   ------------             -------------             ------------

             Total Expenses from Operations             215,913                    49,090                  754,555
                                                   ------------             -------------             ------------

             Net Operating Loss                        (207,684)                  (49,090)                (746,326)
                                                   ------------             -------------             ------------

OTHER INCOME (EXPENSES)
             Interest Income                              1,238                     2,411                   13,274
             Interest Expense                           (25,060)                  (11,570)                (104,790)
                                                   ------------             -------------             ------------

             Total Other Income (Expense)               (23,822)                   (9,159)                 (91,516)
                                                   ------------             -------------             ------------

             Net Income (Loss) before
                          Federal Income taxes         (231,506)                  (58,250)                (837,842)
                                                   ------------             -------------             ------------

             Federal Income Taxes (Note 1)                    -                         -                        -
                                                   ------------             -------------             ------------

             Net Income (Loss)                     $   (231,506)            $     (58,250)            $   (327,842)
                                                   ============             =============             ============

             Net Income (Loss) Per Share (Note 1)  $    (0.0005)            $     (0.0004)
                                                   ============             =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1997
                            (SEE ACCOUNTANTS REPORT)


                                                                                                                 Accumulated
                                                                                               Retained          during the
                                                       Common Stock          Additional        Earnings          Development
                                                   Stock        Amount     paid in Capitol     (Deficit)            Stage
                                                   -----        ------     ---------------     --------          -----------


Balance at June 29, 1993                          12,038,500  $ 240,770    $ 13,461,391      $  (13,702,162)     $         -


On June 29, 1993: Issued
  Common stock to current
   shareholders for loss of prior stock            1,800,000     36,000         (36,000)                  -                -

Issued shares of common stock to
  Masterhouse Ltd. (a related party)
  for 3500 master recording value
  unknown                                          4,500,000     90,000         (90,000)                  -                -

Reverse stock split
  One share of new stock for three
  shares of old stock and change
  par value from $0.02 to $0.001                 (12,225,667)  (360,657)        360,657                   -                -

Net loss through December 31, 1993                                                                                      (819)
                                                -----------------------------------------------------------------------------

Balance December 31, 1993                         6,112,833       6,113      13,696,048         (13,702,162)            (819)


In January  and May 1994, Common
   stock issued for services valued at par       31,960,000      31,960               -                   -                -

In May 1994, record retroactive adjustment
   in connection with the acquisition of
   ElfWorks, Ltd., pooling of interest           40,000,000      40,000               -
   (Note 2)


In May 1994, Issued shares valued at
   estimated cost of learning center                400,000         400          49,600
   (Note 2)

In May 1994, Issued shares for a mining Co.,
   valued at replacement cost of equipment
   (see Note 2)                                  12,000,000      12,000          74,130


 ...continued



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1997
                            (SEE ACCOUNTANTS REPORT)

 ...continued

                                                                                                                 Accumulated
                                                                                               Retained          during the
                                                       Common Stock          Additional        Earnings          Development
                                                   Stock       Amount      paid in Capitol     (Deficit)            Stage
                                                   -----       ------      ---------------     --------          -----------


*In July and September 1994, Issued
   shares held in trust capacity, in exchange
   for real estate valued at fair market value
   (see Note below)                               94,921,349    94,921     22,847,441                  -               -


 In September 1994, Issued shares for a
   mining co., valued replacement cost
   of equipment, (Note 2)                         20,000,000    20,000        390,000                  -               -


 Capital contributed by shareholders'                      -         -        126,768                  -               -

 Net loss through December 31, 1994                                                                             (135,695)
                                                 ------------------------------------------------------------------------

 Balance December 31, 1994                       205,394,182   205,394     37,183,987        (13,702,162)       (136,514)

 In February 1995, common stock issued for
   services, recorded at par value                 5,000,000     5,000              -                  -               -

*In February and August 1995, Issued
   shares held in trust capacity, in exchange
   for real estate valued at fair market value
   (see Note below and Note 2)                    95,000,000    95,000     22,866,371                  -               -

 In August 1995, Issued shares in exchange
   for a music Co. valued at a discounted
   stock price (Note 2)                            4,000,000     4,000      2,496,000                  -               -

 In August 1995, Common stock issued
   for inventory of precious metal ore,
   valued at a discounted stock price
   stock price (Note 4)                          100,000,000   100,000    199,900,000                  -               -


*In September 1995, Issued Common stock
   held in trust capacity, in exchange for
   services performed in conjunction with
   the real estate transactions, valued
   at fair market value (see Note
   below and Note 2)                                 275,000       275         66,192                  -               -

 Capital contributed by shareholders'                      -         -         45,575                  -               -

 Net loss through December 31, 1995                                                                              (95,400)
                                                 ------------------------------------------------------------------------
 Balance December 31, 1995                       409,669,182   409,669    262,558,125        (13,702,162)       (231,914)

 ...continued

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1997
                            (SEE ACCOUNTANTS REPORT)
 ...continued

                                                                                                                     Accumulated
                                                                                                   Retained          during the
                                                       Common Stock              Additional        Earnings          Development
                                                   Stock          Amount       paid in Capitol     (Deficit)            Stage
                                                   -----          ------       ---------------     --------          -----------


In June 1996, Common stock issued
  for a mining interest, transaction not
  consummated, stock to be recovered,
  valued at zero, see Note 9                     40,000,000           40,000        (40,000)                  -               -

In June 1996, Issued shares of common
    stock in exchange for equipment (Note 1)      2,066,115            2,066        553,119                   -               -

On November 21, 1996, Issued shares
  of common stock as an incentive,
  valued at par, see Note 10                        750,000              750           (750)                  -               -

Imputed value of services provided by
 Officers and/or Directors (Note 10)                      -                -         34,970                   -               -

Capital contributed by shareholders'                      -                -        283,292                   -               -

Net loss through December 31, 1996                                                                                     (374,422)
                                                -------------------------------------------------------------------------------

Balance December 31, 1996                       452,485,297          452,485    263,388,756         (13,702,162)       (606,336)

In February 1997, Issued shares of common
  stock in exchange for a Mining Interest
  valued at a discounted
  stock price (Note 2)                          375,000,000          375,000     69,000,000                   -               -

Imputed value of services provided by
   Officers and/or Directors (Note 10)                    -             -            21,420                   -               -

Capital contributed by shareholders'                      -             -           100,483                   -               -

Net loss through March 31, 1997                                                                                        (231,506)
                                                -------------------------------------------------- ------------ ---------------

Balance March 31, 1997                          827,486,297       $  827,485   $332,510,659        $(13,702,162)     $ (837,842)
                                                ===========       ==========   ============        ============      ==========



* Note: These shares identified with a "*" above are in contemplation of various contingent agreements and are held in a trust capacity. These shares are listed as outstanding, however, for purposes of the earnings per share calculation, weighted weighted shares were adjusted excluding these shares (see Note 1). With exception to the real estate, it is managements belief that these transactions are probable. Management is unable to determine the probability of the outcome of the real estate acquisition(s) at this time (see Note 9).


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDING MARCH 31, 1997 and 1996
            AND THE PERIOD FROM JUNE 29, 1993 THROUGH MARCH 31, 1997
                            (SEE ACCOUNTANTS REPORT)



                                                                                                                    June 29, 1993
                                                                      For the three months ending                     Through
                                                                  March 31,                 March 31,                  March
                                                                     1997                     1996                    31, 1997
                                                                 ------------             -------------             ------------
                                                                 (unaudited)                (audited)
CASH FLOWS FROM OPERATING ACTIVITIES:

             Net Loss                                            $  (231,506)            $     (58,250)            $   (837,842)
             Adjustments to reconcile net income (loss)
              to net cash provided by operating activities:
                  Depreciation and Amortization                       40,379                     1,634                   63,871
                  Services paid in Stock:                                  -                         -                   36,960
                   Imputed Value of Services Provided by
                    Officers and Directors (Note 10)                  21,420                         -                   56,390

             Net (Increase) Decrease in:
                   Prepaid Expenses                                      487                         -                   (1,013)
                   Accounts Receivable                                   706                         -                      706
                   Notes Receivable                                        -                         -                 (260,000)
                   Interest Receivable                                (1,238)                   (1,238)                  (7,838)
                   Organizational Costs                                    -                         -                  (19,560)

             Net Increase (Decrease) in:
                   Accounts Payable &
                   Accrued Liabilites                                  25,302                   11,490                   50,874
                   Interest Payable                                    23,245                   11,570                   98,166
                                                                 ------------            -------------             ------------

Net Cash Provided (Used) by Operating Activities                     (121,206)                 (34,794)                (819,286)
                                                                 ------------            -------------             ------------

CASH FLOW FROM INVESTING ACTIVITIES:

      Purchase of Furniture & Fixtures                                 (6,058)                    (534)                  (6,058)
      Purchase of Equipment                                            (2,286)                       -                  (33,470)
                                                                 ------------            -------------             ------------

Net Cash Provided by Investing Activities                              (8,344)                    (534)                 (39,528)
                                                                 ------------            -------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital Contributed by Shareholders                             100,484                   36,478                  556,118
      Borrowings                                                     (163,736)                       -                  303,474
                                                                 ------------            -------------             ------------

Net Cash Provided by Financing Activities                            (63,252)                   36,478                  859,592
                                                                 ------------            -------------             ------------

Net Increase in Cash                                                (192,802)                    1,150                      778

Cash at the beginning of period                                       193,579                  192,429                        -
                                                                 ------------            -------------             ------------

Cash at the end of period                                        $        778            $     193,579             $        778

                                                                 ============            =============             ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:
Health Care Centers of America, Inc. a Nevada Corporation headquarter in Reno, Nevada was incorporated under the name Carleton Enterprises, Ltd. On November 13, 1984 the Company changed its name to SCN, Ltd. On December 15, 1986, an involuntary petition for reorganization, under Chapter 11 of the U.S. Bankruptcy Code, was filed against SCN, Ltd. In December 1988, the Company became debtor in possession of its assets under a voluntary proceeding. The Company was dormant until September 31, 1993 at which time the bankruptcy was ordered dismissed. On November 19, 1993 the Company again changed its name to Health Care Centers of America, Inc. (HCCA). The Company is a development stage enterprise as defined by FASB No. 7. "Accounting and Reporting by Development Stage Enterprises".

NATURE OF BUSINESS:
Currently the Company is focused on the development, management and exploitation of five primary industry segments. The first is to continue its previous entertainment activity of recording new master recordings, TV specials and marketing the recordings. The second is the development of mining interests and exploitation of existing inventories of ore concentrate. The third is the management and development of a wide range of real estate interests. The fourth is the development of various educational facilities and products. The fifth is to develop and promote a nationally established chain of Health Care Centers both within and outside the United States.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of its wholly owned subsidiaries, ElfWorks, Ltd., Nashville Music Consultants, Inc. and Peeples Mining Company, Inc. All significant inter-company transactions have been eliminated.

ORGANIZATIONAL COSTS:
Organizational costs consisting of legal and accounting fees are capitalized and amortized over a five year period.

FINANCIAL INSTRUMENTS:
At March 31, 1997 and December 31, 1996, the fair value of the Company's notes payable and note receivable (see Note 6 and 7) are assumed to be equal to their reported carrying amounts.

PROPERTY, PLANT AND EQUIPMENT:
Equipment and furniture are stated at cost. Depreciation is computed using the straight-line method over a period of five to ten years.

Equipment also included 24 Medaway-1 infectious waste treatment units, an on-site machine to process medical waste. The Company plans to lease these machines to hospitals and nursing homes. The machines were purchased June 1996 through an exchange of 2,066,015 shares of the Company's common stock. The transaction was valued at the seller's cost of $555,185 or $23,133 per unit.

CASH AND CASH EQUIVALENTS:
The company considers all short-term deposits with a maturity of three months or less to be cash equivalent.

FEDERAL INCOME TAX:
Due to an operating loss, since reorganization and since consolidation, there is no provision for federal income tax.

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

USE OF ESTIMATES:
The preparation of financial statements in conformity with general accepted accounting principals requires management to make estimates and assumptions that affects certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

LOSS PER COMMON SHARE:
Weighted average shares outstanding used in the loss per common share calculation were 487,963,948 at March 31, 1997 and 143,347,833 at March 31, 1996. The weighted average shares outstanding calculation does not include outstanding shares of 189,921,349 at March 31, 1997 and 226,721,349 at March 31, 1996, which includes shares held in trust capacity for future acquisitions because it would be anti-dilutive. If the shares held in trust were included in the weighted average calculation, the loss per share would be .0003 for March 31, 1997 and .0002 at March 31, 1996. Stock options are not included in the calculation since they are anti-dilutive.

NOTE 2 - ACQUISITIONS
1. On June 26, 1996 the Company issued 40 million shares of its common stock in exchange for all of the outstanding common stock of ElfWorks, Ltd. The business combination has been accounted for as a pooling of interest and, accordingly, the Company's consolidated financial statements have been given retroactive effect to include the accounts and operations of ElfWorks, Ltd. for all periods prior to the acquisition. ElfWorks, Ltd. had not commenced operations and had no activity since inception, except for organizational costs of $40,000. Therefore, the combined corporations will show no effect on the profit and loss from ElfWorks Ltd. operations.

     This combination was accounted for as a pooling of interest after satisfying the twelve criteria referenced under APB 16, as follows: 1) each company is autonomous, 2) each company is independent, 3) the combination was effected in a single transaction, 4) common stock was issued for all the common stock of ElfWorks, Ltd., 5) the equity interest of common stock of each company was unchanged, 6) the combining companies reacquired a normal number of shares, 7) the ratio interest of individual stockholders was unchanged, 8) voting rights are exercisable, 9) the combination was resolved at the consummation date of June 26, 1996, 10) ElfWorks, Ltd. agreed not to retire common stock to effect the combination, 11) there is no intent to dispose of a significant part of the assets of ElfWorks, Ltd., and 12) no financial arrangements have been made for the benefit of former stockholders.

     Advertising credits from American Independent Network (AIN) were acquired through the acquisition of ElfWorks, Ltd. Such credits have a face value of $100,000,000 and are recorded at the predecessor's cost of zero. With reference to Staff Accounting Bulletin No. 48 Topic 5-G (9/27/82), when a company acquires assets from shareholders in exchange for stock prior to registration of a the company, such asset should generally be recorded at the cost to the shareholder. ElfWorks, Ltd. originally transferred common stock to AIN in exchange for these trade due bills. The credits are an irrevocable promise (trade due bill) to provide the holder with network programming time and commercial advertising time. According to AIN's current rate card, the Company could broadcast a 1/2 hour program 5 days a week at prime time for more than 4 years, throughout the networks 161 stations. The certificates are transferable and negotiable.

2. The Company's recent registration of their common stock under the Exchange Act has been declared effective on February 4th, 1997. Consummation of the following stock exchange agreements have been declared effective:

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

o    Effective  February  4th,  1997,  the Company  consummated  the purchase of
     Nashville Music Consultants, Inc. ("NMC") a Tennessee Corporation headquarters in Nashville. On April 21, 1995, the Company entered into a stock exchange agreement with NMC whereby 4,000,000 shares of the Company's common stock valued by using the stock price on the date of the agreement discounted 50% for restricted stock issued, was exchanged for all the issued and outstanding shares of NMC. It has been determined that this acquisition accounted for under the purchase method, valued at $2,500,000 is reasonable based on a valuation model projecting earnings for NMC.

     NMC is focused on the development of selective artists and writers in the country western music industry where NMC provided country music artists with professional advice on career development through it's consulting division, administers publishing rights through its publishing division and produces recorded material in its production division. In addition, NMC is currently planning on adding a song writing school to the country western division, and expanding the Company to include gospel music.

o Effective February 4th, 1997, the Company consummated the purchase of F&H Mining, Inc. ("F&H"), an international business corporation, and Peeples Mining L.L.C. ("Peeples LLC"), an Arizona limited liability company. On March 25th 1994, the Company entered into a stock exchange agreement with F&H, whereby 20,000,000 shares of the Company's common stock was exchanged for all the issued and outstanding shares of F&H valued current replacement cost of equipment purchased of $410,000. On June 18th, 1994, the Company entered into a stock exchange agreement with Peeples LLC, whereby 12,000,000 shares of the Company's common stock was exchanged for all the issued and outstanding shares of Peeples LLC also valued at current replacement cost of the equipment purchased of $86,130. Both companies are dormant and have had no operations for several years.

o On February 4th, 1997, the Company formed Peeples Mining Company, a Nevada Corporation, and a wholly owned subsidiary of the Company. The assets of Peeples LLC and F&H were consolidated into the new corporation. As a result, Peeples Mining Company now has mining operations in Arizona and Nevada. The Arizona operation includes 17 claims on 340 acres. The Nevada property includes 7 claims on 140 acres. The production facility and lab equipment owned by Peeples Mining Company located in Nevada has moved to Reno, Nevada. Assay reports obtained by professionals in the industry indicate the expected value of these reserves to be in excess of the stock value on the date of these agreements discounted by 50% for restriction.

o On February 6th, 1997, 375,000,000 shares of common stock was issued to Zarzion, Ltd., for the purchase of 17 mining claims covering a 340-acre site in the San Bernardino County, California. The shares were valued at $69,375,000, the stock price on the date of the agreement discounted by 50% for restriction. Assay reports obtained by an independent Chemist, indicate a value far in excess of this value. An Independent appraisal on this property is currently being conducted. Should it be determined that the value has been impaired, the recorded amount will be adjusted. There has been no activity on this property for several years.

3.   The following stock exchange agreements have not yet consummated:

o In March, 1994, the Company entered into a stock exchange agreement with Mr. William Jackson, thereafter amended, whereby 400,000 shares of the Company's common stock was exchanged for the future operations of a learning center in Reno, Nevada. The stock was valued at $50,000, the estimated cost to commence operations for the Reno facility. Consummation of the transaction is dependent on completion of the learning center, which is expected to be before the 1997 year end. It is the Company's position that the recipient is holding the stock certificates issued in this transaction, which has yet to be consummated, in a trust capacity for the benefit of both parties.

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

o The company has entered into two agreements to acquire certain real estate from Rainbow Group and Senior Group where consummation of the agreements has not yet occurred. The current owner of the real estate contracts has filed an action to rescind such contracts (see Note 9). It is management's belief that the seller holds the common stock exchanged for such real estate transactions in a trust capacity for the benefit of both parties, and is considered outstanding. However, at this time, management is unable to determine whether the outcome of the real estate matters will be favorable or unfavorable to the Company.

     The stock exchanged for the specific real estate transactions and the learning center transaction have been valued as follows:

                                                                                        Value
         Description of property                                                        Assigned         Ref.
         -----------------------                                                        --------         ----
o A future learning center to be located in Reno, Nevada                              $     50,000          (a)
o 26 town homes plus surrounding amenities                                               3,863,130          (b)
o Office Building, restaurant/banquet facility and vacant land                           6,669,930          (b)
o A Motel located in Northbrook, Illinois, with 38 luxury suites                         2,700,000          (c)
o A country club located in the Village of Lakemore, Illinois                              359,758          (d)
o An interest in a golf course and a country club in Naperville, Illinois                2,684,779          (b)
o A Water and utility service located in Oakbrook Terrace, Ill.                            408,000          (e)
o A restaurant site located in Shiller Park, Illinois                                      620,789          (d)
o An interest in a shopping center in Palatine, Illinois                                 6,689,596          (d)
o An interest in two leases and the land located in Shiller Park, Ill.                   1,207,207          (e)
o 12 acre commercial parcel located in Dania, Florida                                    1,618,103          (d)
o An interest in a Yacht located in Ft. Lauderdale, Florida ("R Rendezvous")               688,608          (f)
o A large land development in Gallatin, Tenn. referred to as "Foxland"                   16,000,00          (g)
o 24 acres of residential vacant land near Bellevue, Tenn.                                 800,400          (h)
o 56 acres parcel located on Dickerson Rd in Nashville, Tenn.                            1,659,900          (b)
                                                                                        ----------
  Total Value for Stock Exchanged Transactions not consummated                        $ 46,020,200

Ref:

(a)   -  Valued  at the  estimated  cost to  commence  operations  for the  Reno facility.
(b)   - Valued based on tax assessors current Fair Cash Value.
(c) - Valued at market value determined by an independent appraisers and consultants.
(d) - Value obtained from financial statement schedules indicating cost basis of property.
(e)   - Value determined by calculated the annual lease income x 6 years.
(f)   - Value calculated based on the estimated annual net income  discounted at
      10%
(g)   - Value based on a current contract offer price.
(h) - Valued at the current market value of a lot recently sold in a section adjacent the property.

4. The criteria used to value the stock exchange transactions vary by agreement. For the purposes of these financial statements, the value was calculated using the lower of the following: 1) the current tax assessed value, replacement cost or market value estimated by cash flow/income, if available, or 2) the value of the stock on the date of the agreement discounted 50% for restriction. The calculated value of each exchange agreement was originally booked to Investment in Future Acquisition (Asset) resulting in a total value recorded at $49,016,330 at December 31, 1996. As of March 31, 1997, $2,996,130 was reclassified into Investment in Affiliates with $3,012,913 recorded to goodwill. Exchange agreements entered into but now determined to be "not probable" have been reversed out of the financial statements until further negotiated and consummated. Such contracts included abandoned contracts for the acquisition of health care practices and an adjustment of shares for the learning centers.

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

      As a good faith measure, stock was issued upon signing the agreements. The Company has no control over any of the entities included in these acquisitions until such time as the acquisition is complete.

NOTE 3 - GOING CONCERN
As discussed in Note 1, the company has been in the development stage since June 29, 1993. A major portion of its assets includes mineral inventories valued at $200 million, and contracts for the acquisition of real estate properties valued at $43 million. Realization of a major portion of these assets is dependent upon the company's ability to successfully liquidate the mineral inventory and consummation of the real estate transactions. Consummation of the contracts to acquire real estate properties is dependent on the outcome of current litigation (see Note 9). The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors raise concern about the company's ability to continue as a going concern. It is management's intention to raise additional capital through 1) leasing of the MedAway machines (Note 1), 2) sale of some or all of the Ore Inventory (Note 5), 3) sale of some of the advertising trade credits (Note 2), and/or 4) a private placement of securities.

NOTE 4 - MINERAL INVENTORIES:

Inventories at the Arizona site consist of ore concentrates, where recent assay reports commissioned by the Company indicate there is a combination of precious metals, rare earth, and other common elements. These concentrates were purchased in exchange for 100,000,000 shares of the Company's common stock. Such stock was valued at $200,000,000, based on the stock price on the date of the agreement discounted by 50% on account of restrictions on transferability, applicable to such stock. A subsequent independent valuation indicated a fair market value far in excess of the recorded amount.

NOTE 5 - NOTES RECEIVABLE:

                                                                                          March 31     December 31
                                                                                            1997          1996
                                                                                            ----          ----
   A note from INMOB (a Mexican  corporation)  dated  November 6, 1995,  payable
November  5,  1996,  with no  interest.  This was  advanced  for the  purpose of evaluating a project in Mexico, and, if consummated, entitles the Company to a 66-2/3% interest in the project, as it is management's intent is to converted their interest into the investment. This interest is for
assisting the joint venture in obtaining all financing arrangements.                    $  215,000    $  215,000

   A note from M. Philip and T. Carnes dated August 25, 1995, payable August 25,
1996 with interest at 11% per annum,  secured by an assignment of interest in an unrelated law suit
Management believes this amount plus accrued interest will be paid                          45,000        45,000
                                                                                        ----------    ----------

                                                             Total Notes Receivable     $  260,000    $  260,000
                                                                                        ==========    ==========

Both notes are delinquent as of the date of this report.

NOTE 6 - NOTE PAYABLE:
                                                                                          March 31      December 31
                                                                                            1997           1996
A note  payable to R.K.  Company (a related  party)  dated  November  17,  1995,            ----           ----
payable  $43,367 per month with  interest at 10% per annum  through May 17,1996,
18% thereafter, unsecured (Note 11)                                                     $   52,373    $  247,809

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

 ...continued                                                                                  March 31       December 31
                                                                                                1997           1996
A note payable to R. K. Company dated November 17,1995,
Payable $37,624 per month with interest at 10% per annum through
May 17 1996, 18% thereafter, unsecured                                                         215,000          215,000
                                                                                        --------------   --------------

                                            Total Notes Payable                         $      267,373         $462,809
                                                                                        ==============   ==============


In March 1997, a payment of $195,436 was made on the note payable to R.K. Company, a related party. Both notes are delinquent as of August 22, 1997 and there has been a demand for payment on both notes.

NOTE 7 - INCOME TAXES:

At December 31, 1993 the Company had a net operating loss carry forward for federal income tax purposes which will be limited because of change in ownership since 1993. Post 1993 net operating losses carry forward of approximately $500,000 is available to provide future tax benefits:

         Expiration Date                             Operating Losses
            2008                                            $800
            2009                                         101,000
            2010                                          90,000
            2011                                         308,200

NOTE 8 - CAPITAL STOCK:
On December 28, 1993 the Company amended its articles of incorporation's to increase the authorized capitalization from 80,000,000 shares common stock to 900,000,000 shares of common stock and changed the par value of its common stock from $0.02 per share to $0.001 per share. The Company also declared a one for three reverse stock split.

NOTE 9 - CONTINGENCIES:
The company is subject to disputes, various claims and legal proceedings primarily relating to its contracts to acquire real estate and on account of various transactions affiliated with the owner of the real estate. Consummation of the agreements have not yet occurred, and such contracts are the subject of litigation, the outcome of which cannot presently be predicted to be favorable or unfavorable to the Company. Should the outcome of the real estate litigation be unfavorable to the Company, the outstanding shares will be recovered and the remaining unrecoverable shares will be pursued.

In 1996, the company entered into a contract for the acquisition of an interest in a mining operation, but the transaction was not consummated. The company has recovered 56,000,000 shares of the 96,000,000 shares originally transferred, the remaining 40,000,000 shares were transferred by the original holder to a third party. The company is attempting to reacquire those shares, but, at this time, management is unable to determine if collectability is probable.

Stock options for an aggregate of 50,000,000 shares were issued to The Rainbow Group and The Senior Group (25,000,000 each). Such options must be exercised within 10 years from the option grant date of June 28, 1994. The first 25,000,000 shares are reserved at an exercise price of $1 per share. The next 25,000,000 may be exercised at a price per share equal to the last trading price at the close of business for the day immediately preceding the day on which the option is exercised. In no event can the price be less than 110% of the trading price on June 28, 1994. The holder of these options is the same individual who holds the 40,000,000 shares discussed above.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities includes the following services and acquisitions exchange for the Company's common stock:

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


     Date   Exchanged for:                                   No. of Shares  Value Assigned
     -----  ------------------------                         -------------  --------------
1.    1/94  Services                                          31,960,000    $        31,960
2.    5/94  A Future Learning Center                             400,000             50,000
3.    5/94  Mining Interest                                   12,000,000             86,130
4.    7/94  Real Estate Properties (not consummated)          54,572,361         13,190,066
5.    9/94  Real Estate Properties (not consummated)          40,348,988          9,752,296
6.    9/94  Mining Interest                                   20,000,000            410,000
                                                              ----------    ---------------

         TOTAL 1994                                          159,281,349    $    23,520,452
                                                             -----------    ---------------

7.   2/95   Services                                           5,000,000    $         5,000
8.   2/95   Real Estate Properties (not consummated)          22,000,000          5,317,370
9.   8/95   Music Company                                      4,000,000          2,500,000
10.  8/95   Real Estate Properties (not consummated)          73,000,000         17,644,001
11.  8/95   Mineral Inventory (Note 4)                       100,000,000        200,000,000
12.  9/95   Services                                             275,000             66,467
                                                             -----------    ---------------

         TOTAL 1995                                          204,275,000    $   225,532,838
                                                             -----------    ---------------

13. 6/96    Mining Interest (Note 9)                          40,000,000                  -
14. 6/96    Medical Decontamination Machines                   2,066,115            555,185
15. 7/96    Acquisition of ElfWorks, Inc.                     40,000,000             40,000
16. 11/96   Incentive (Note 11)                                  750,000                750
                                                             -----------    ---------------

         TOTAL 1996                                           82,816,115    $       595,935
                                                              ----------    ---------------

17.  2/97   Mining Interest (Note 2                          375,000,000         69,375,000
                                                             -----------    ---------------

         TOTAL 1994 - 1997                                   821,372,464    $   319,024,225
                                                             -----------    ---------------


NOTE 11 - RELATED PARTY TRANSACTIONS:
o On February 6th, 1997, 375,000,000 shares of common stock was issued to Zarzion, Ltd., for the purchase of 17 mining claims covering a 340-acre site in the San Bernardino County, California. Zarzion is a major shareholder. In April 1997, Maurice Furlong, CEO and President of the Company obtained voting control of all common stock held by Zarzion.
o Inventories consisting of ore concentrates located in Arizona were purchased from Zarzion Ltd. in exchange for shares of the Company's common stock (see Notes 4).
o In November 1995, the Company borrowed $462,809 from R.K. Company, a major stockholder of the Company. In March 1997, payment of $195,436 was made on the note payable to R.K. Company. There has been a demand for payment on both notes (see Note 6).
o     In  November  1996,  750,000  shares  of  common  stock  was  issued as an incentive to new Directors of the Company. Such shares are non-forfeitable, future services are not required. The transaction was booked at the Company's par value of Common Stock.
o Services contributed by officers and reimbursements forfeited were expensed to "Imputed Wages" at an hourly rate proportionate to the services performed. Contributed office occupancy provided by M. Furlong, the Company's president and CEO, was expensed to rent at an average of $330 a month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The increase in the Company's assets from December 31, 1996, to March 31, 1997, in the amount of $69,712,285 is attributable primarily to the acquisition of mineral property located in San Bernardino County, California, purchased from Zarzion, Ltd. in February 1997. The value ascribed to this property reflects the trading price of the stock exchanged for such property, discounted by 50% on account of restrictions on its transferability resulting from its not being registered under applicable securities laws. The increase in the Company's assets also reflects consummation of the its acquisition of Peeples Mining Company ("Peeples Mining") and Nashville Music Consultants, Inc. ("NMC") in February 1997, on account of which $2,102,913 was recorded as good will. The increase in the Company's plant and equipment from $575,014 at December 31, 1996 to $1,091,176 at March 31, 1997 is attributable to the
Company's acquisition of certain mining equipment in connection with its acquisition of Peeples Mining. The increase in current liabilities in the amount of $446,888 is mostly attributable to current interest and new loans incurred incident to the acquisition of NMC. The decrease in the Company's cash postition from December 31, 1996 to March 31, 1997, in the amount of $195,436 was due to partial payment of a promissory note to The R.K. Company.

        The Company recorded $8,228 in revenues in the first quarter of 1997, all of which are attributable to the operations of NMC, a wholly owned subsidiary of the Company. Operating losses increased from $49,090 in the first quarter of 1996 to $207,684 in the first quarter of 1997, primarily on account of first quarter losses incurred by NMC and increased in the Company's professional fees, travel, rent, and operational expenses.

        The increase in the number of shares outstanding on December 31, 1996, which amounted to 452,485,297, to 827,485,297 at March 31, 1997, is primarily attributable to the issuance of 375,000,000 shares to Zarzion, Ltd. in exchange for the mining property in San Bernardino County, California.

PLAN OF OPERATION

        The discussion contained in this section of Item 2 is "forward looking" as that term is identified in, or contemplated by, Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results may materially differ from projections. Factors that could cause results to differ materially are described throughout this report.

        The Company's plan of operation for the immediate future is to focus on commercializing its MedAway-1 units, and to raise funds necessary to commence processing its precious metals concentrate, for which from $1,000,000 to $5,000,000 will be required. The Company will seek to generate such funds by realizing the commercial value, directly, through joint ventures, or by sale, of some of its ore concentrate, its television time credits, its medical waste disposal units, and/or its contractual or other, if any, interests in certain real estate. With one exception (12 acres of land in Dania Florida, subject to a joint venture agreement with Fairdan Suites), the Company has no contracts for such sale or commercialization, and its real estate is the subject of litigation with former owners; accordingly, there can be no assurance that the Company will be successful in selling or commercializing any such assets. The Company will also be required to devote substantial time and resources to prosecution of its claims against Mr. Krilich and his affiliates, and to defend against the claims filed by them.

        At the same time, the Company will seek to raise funds through a private offering of securities to an institutional buyer or through a registered broker dealer. Up to $5,000,000 would be used to fund equipment and operations for minerals processing; if less is required for this purpose, up to $1,000,000 would be used for the planning and organizational stages of the Company's health care segment, and if its contracts to acquire real estate are consummated, up to $1,000,000 would be used for development of the Company's real estate. A portion of such proceeds would be used for working capital for marketing the Company's MedAway-1 leases, and to provide funding for NMC. At such time as cash flow from one or more of these activities permits, the Company will seek to develop its health care line of business.

        1. Mineral Processing Operations

        The Company will seek to commence processing of its existing inventory of ore concentrates as a matter of first priority. To initiate such processing, the Company requires from $1,000,000 to $3,000,000 for equipment and another $2,000,000 for working capital, for which it is presently seeking an appropriate source of financing. The Company is exploring new, alternative technologies for which equipment is significantly less expensive, but which is proprietary, and may therefore require the negotiation of a joint venture arrangement. If less is required for such purposes, the Company will apply the surplus towards the Company's other lines of business as described below.

        It is contemplated that the Company's mining and processing operations could be operational as soon as 18 months after availability of financing. At such time as the Company's planned facilities for producing dore bars are operational, it is expected that revenues from this source will generate sufficient cash flow for the Company's minerals division as well as for the needs of its other business segments. Such plans may be impacted by numerous contingencies, including but not limited to the accuracy of the various assays obtained by the Company, the actual quality and quantity of precious metals in such concentrates, the Company's ability to process such concentrates for a reasonable price and market its product, the Company's ability to generate funds through the sale of real estate or its television time credit certificates and/or a private placement offering, the outcome of its negotiations or litigation with Mr. Krilich and his affiliates, and state and federal regulation of the minerals operations contemplated by the Company.

        2. Entertainment Division

        At the same time, the Company plans to continue development of the activities of Nashville Music Consultants, Inc. ("NMC"). The Company's agreement for acquisition of NMC became effective February 4, 1997, and from that time, the Company is entitled to a management fee equal to 9% of NMC's gross revenues. Heretofore focused on country and western music and performers, and anticipates expanding into Christian music. The Company is committed to trying to arrange $500,000 of financing for NMC's development. As of March 31, 1997, NMC had liabilities of $638,975, and experienced a net loss before intercompany eliminations of $78,341 in the first quarter of 1997. The Company believes that NMC's cash flow is improving, but there can be no assurance that NMC will not require all or a portion of such financing to continue with its plans.

        However, NMC's plans may be impacted by several contingencies, including but not limited to the continued demand for country western and Christian music, its ability to locate and identify talented and marketable country western and Christian music writers and performers, and its ability to maintain cash flows to support its own business activities.

        3. MedAway Units

        The Company is currently engaged in marketing leases for its 24 MedAway-1 medical waste decontamination units to a hospital chain. The Company intends also to market leases of its units to hospitals, nursing homes, government entities, and related businesses. Working capital for this segment of the Company's business is hoped to be provided by initial lease arrangements with a substantial hospital chain. If such leases do not materialize in a sufficiently short period of time, the Company will seek to contract with one or more marketing representatives, and may seek a loan to launch a marketing campaign. When leased, each machine is expected to generate income sufficient to sustain operations for this segment of the Company's business. The Company plans to seek approval for assignment of the MedAway distribution agreement, or a new distribution agreement with the manufacturer as soon as the Company's financial resources appear sufficient to support expanded marketing.

        4. Learning Centers

        The Company intends to open a learning center in Reno, Nevada, in the fall of 1997. Approximately $50,000 is deemed necessary to commence operations, which funds are being provided by William Jackson and his wife Jacqueline Jordan. The Company's plan to start-up the learning center in Reno is dependent on Mrs. Jordan's moving to the United States, and on the funding committed by Mr. Jackson. Mr. Jackson's and Mrs. Jordan's plans to finance such start-up may be impacted by various contingencies, including, but not limited to, their ability to apply their business strategy to the United States, and their ability to successfully compete with similar learning centers established in the United States.

        5. Health Care Centers

        The Company continues to plan a national chain of health care centers. Development of this business, however, will require significant investment, including costs associated with background research, professional fees, licensing, and organizational activities. It is hoped and anticipated that the Company's mineral and real estate sectors will provide funds for the organization of this line of business. The Company anticipates that the planning and organizational phase may be completed in mid-1999, at which time the Company will commence marketing of its health care management and affiliation arrangements.

        Such plans may be impacted by several contingencies, including but not limited to the Company's ability to locate health care providers willing to participate with the Company; consumer acceptance of and demand for the health care centers contemplated by the Company; the Company's ability to generate funds through commercialization of its precious metals concentrate, commercialization of its television time credit certificates and/or interests in real estate, and/or lease of its MedAway-1 units; and state and federal regulation of the industry. When enough affiliates of various disciplines in one area have entered into contracts with the Company, the Company plans to combine such practices into multi-disciplinary health care centers. The goal will be to provide primary and alternative health care at "one stop" health care facilities. It is expected that funding for the multi-disciplinary health care centers will be obtained through traditional financing arrangements, supplemented by funds from the Company's mining and other operations.

        The Company intends to defer further commitments to the joint venture in Mexico in light of unforeseen problems with the joint venture arrangements and title to the real estate in Mexico. As time and funds permit, the Company will explore the resolution of such problems and the availability of financing for the project.

        6. Real Estate

        It is the Company's intent to pursue acquisition of the real estate with respect to which it entered into contracts with and issued shares to Rainbow and Senior Groups through litigation and settlement negotiations. If successful, the Company will sell at least some of such real estate, particularly those properties which require long term development effort and/or significant financing.

        The Company's ability to sell or otherwise realize income from the properties contracted for from Rainbow Group or Senior Group will depend on the outcome of such litigation, and could also be adversely affected by certain court orders affecting Mr. Krilich and his properties. The Company has filed a lawsuit with respect to such properties with a view to perfecting its rights, and is contesting a lawsuit filed by Mr. Krilich for rescission of the contracts relating to such properties. (See Part II, Item 2--"Legal Proceedings", Registration Statement filed on Form 10-SB (Amended) August 29, 1997.)

        At this time, no assurance can be given that the Company will ever consummate the acquisition of such properties or realize income therefrom.

        7. Other Considerations

        To effectively manage the properties which it has acquired or agreed to acquire, the Company will be obliged to perform numerous and extensive administrative functions. It will be necessary for the Company to significantly expand its employee base within the next 12 months. In addition, it will be necessary for the Company to invest in the purchase of computer and other equipment necessary to monitor the operations of its various lines of business.

        During the next 12 months, the Company will require significant additional funds to effect its plans. As indicated above, the Company is seeking to generate funds by realizing the commercial value, by sale or otherwise, directly, through joint ventures, or by sale, of some of its ore concentrate, its television time credits, its medical waste disposal units, and/or its contractual interests in certain real estate, and/or a private placement offering. Absent such financing, the Company may be unable to put its plans into immediate effect. Inasmuch as it is asset based with minimal operations, delay in obtaining such financing is not deemed to pose a significant threat to the Company's viability.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        For information about certain legal proceedings in which the Company is involved, reference is made to Part II, Item 2 of its Registration Statement filed on Form 10-SB (Amended) August 29, 1997.


ITEM 2.  CHANGES IN SECURITIES

        None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION

        [Nothing  is  required   here,   but  we  could  include  the  financial
information otherwise required by Form 8-K if we wished.]


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

                          ("P" = Filed in paper only.)
3    Corporate  documents

     (i) Articles of incorporation of Cadgie Taylor, Inc., filed April 8, 1984 (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)

          (a) Agreement of Merger merging Cadgie Taylor Co. into Carleton Enterprises, Ltd., filed May 24, 1984 (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)

          (b) Amendment to Articles of Incorporation filed November 18, 1984, inter alia changing name to SCN, Ltd. (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)

          (c) Certificate of Amendment of Articles of Incorporation filed December 10, 1993, changing name to Health Care Centers of America, Inc. (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)

          (d) Amendment to Articles of Incorporation filed January 4, 1994 (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)

               (e) Amendment to Articles of Incorporation filed March 31, 1995 (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)

          (ii) Bylaws (incorporated by reference to Exhibit B filed with Form 10-SB December 6, 1996)
10   Material  contracts
     (i) Transfer Agent and Registrar Agreement between Registrant and Nevada Agency & Trust Co., dated June 28, 1993 (incorporated by reference to Exhibit B filed with Form 10-SB December 6, 1996)
    (ii) Stock Exchange Agreement dated December 14, 1993, between Registrant and Hunt Chiropractic, and similar agreements with other health care practices (incorporated by reference to Exhibit K filed with Form 10-SB December 6, 1996)
   (iii) Stock Exchange Agreement dated March 25, 1994, between Registrant and F&H Mining Co., Inc. (incorporated by reference to Exhibit G filed with Form 10-SB December 6, 1996)
(P) (iv) Stock Exchange Agreement dated March 27, 1994, between Registrant and 1056463 Ontario, Ltd. (similar to agreements with 1040240 Ontario Ltd., and 1077671 Ontario, Ltd.) (incorporated by reference to Exhibit I filed with Form 10-SB December 6, 1996)
     (v) Stock Exchange Agreement dated June 18, 1994, between Registrant and Peeples Mining LLC (incorporated by reference to Exhibit H filed with Form 10-SB December 6, 1996)
(P) (vi) Stock Exchange Agreement dated July 17, 1994, between Registrant and Lee Chiropractic, and similar agreements with other health care practices (incorporated by reference to Exhibit Y filed with Form 10-SB December 6, 1996)
   (vii) Agreement for acquisition of gold concentrate dated March 15, 1995, between Registrant and Robert Rood, IV, and Restated Agreement between Registrant and Mar-Pro Services, Ltd. (incorporated by reference to Exhibit S filed with Form 10-SB December 6, 1996)
  (viii) Stock Exchange Agreement dated April 21, 1995, and addenda between Registrant and Nashville Music Consultants, Inc. (incorporated by reference to Exhibit J filed with Form 10-SB December 6, 1996)
(P) (ix) Joint venture agreement dated May 31, 1995, among Registrant, Immobiliara y Fraccinoadora del 1 Nueva Viscaya, S.A. de C.V. and Oscar Neninger G., and Robert R. Krilich, Sr. (incorporated by reference to Exhibit Q filed with Form 10-SB December 6, 1996)
     (x) Stock Exchange Agreement dated June 5, 1995, between Registrant and Senior Group (incorporated by reference to Exhibit E filed with Form 10-SB December 6, 1996)
    (xi) Amended and Restated Stock Exchange Agreement dated June 5, 1995, between Registrant and Rainbow Group (incorporated by reference to Exhibit D filed with Form 10-SB December 6, 1996)
   (xii) Consulting services agreement dated January 10, 1996, between Registrant and Robert R. Krilich, Sr. (incorporated by reference to Exhibit R filed with Form 10-SB December 6, 1996)
  (xiii) Asset purchase agreement dated June 12, 1996, between Registrant and MedAway International, Inc. (incorporated by reference to Exhibit U filed with Form 10-SB December 6, 1996)
   (xiv) Stock Exchange Agreement dated June 26, 1996, and amendment dated November 8, 1996, between Registrant and ELF Works, Ltd. (incorporated by reference to Exhibit T filed with Form 10-SB December 6, 1996)

    (xv) Partnership Agreement dated August 30, 1996, between R&S Group and Fairdan Suites, Inc. (incorporated by reference to Exhibit V filed with Form 10-SB December 6, 1996)
   (xvi) Sales Agreement dated February 6, 1997, between Zarzion, Ltd. and the Registrant (incorporated by reference to Exhibit 10(xvi) filed with Form 10-KSB May 2, 1997)
(15) Letter dated August 22, 1997, from Dale McGhie, CPA, concerning unaudited interim financial information (filed with this report, page 3)
(18) Letter from Registrant dated November 29, 1996, on change in accounting treatment of certain acquisitions (incorporated by reference to Exhibit BB filed with Form 10-SB December 6, 1996)
(19)   None
(23)   Consent of experts  and counsel
     (i) Consent of Dale McGhie, certified public accountant (filed with this report, page 31)
(27)   Financial Data Schedule (filed with this report, page )

(99)   Additional exhibits -- none


REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      HEALTH CARE CENTERS OF AMERICA, INC.
                      ------------------------------------
                                  (Registrant)

                      By /s/ MAURICE W. FURLONG
                         ---------------------------------
                             Maurice W. Furlong, President

                         Date September 10, 1997



                      By /s/ MICHAEL PIETRZAK
                         ---------------------------------
                              Michael Pietrzak, principal financial officer

                         Date   September 10, 1997