Form 10QSB
period 1997-06-30
HEALTH CARE CENTERS OF AMERICA INC
filed 1997-10-03
CIK 1010474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   June 30, 1997
                                       -------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from   __________________    to  _______________

      Commission file no.       0-29006
                                --------


                      HEALTH CARE CENTERS OF AMERICA, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                   Nevada                               62-1210877
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

                         100 North Arlington (ste. 22F)
                               Reno, Nevada 89501
                    -----------------------------------------
                    (Address of Principal Executive Office)

                                 (702) 786-1461
                              ---------------------
                           (Issuer's Telephone Number)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) as been subject to such filing requirements for past 90 days.
Yes          No     X
   -------       --------


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes          No       n/a
   -------       ----------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of the issuer's common stock as of June 30, 1997: 827,485,297 shares

         Transitional Small Business Disclosure Format (check one):
Yes          No     X
   -------       --------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


   The following financial statements are filed with this Form 10-QSB:

                                                                       Page
                                                                       ----

   Consolidated Balance Sheet                                             3

   Consolidated Statement of Operations                                   5

   Consolidated Statement of Changes in Stockholders' Equity              6

   Consolidated Statement of Cash Flows                                   9

   Notes to Consolidated Financial Statements                            10

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                     FOR THE SIX MONTHS ENDING JUNE 30, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996



                                     ASSETS

                                              FOR THE SIX MONTHS
                                                ENDING JUNE 30,    DECEMBER 31,
                                                     1997               1996
                                             -------------------  ------------
                                                  (unaudited)        (audited)
CURRENT ASSETS
  Cash  (Note 1)                               $     34,169     $    196,214
  Escrow Deposit                                        805
  Accounts Receivable                                 1,519
  Prepaid Expenses                                    7,218            1,500
                                             ----------------  ---------------

    Total Current Assets                             43,711          197,714
                                             ----------------  ---------------

PROPERTY, PLANT & EQUIPMENT (NOTE 1)
  Equipment Held for Rent                           555,185          555,185
  Equipment                                         551,795           24,935
  Furniture & Fixtures                               12,307            6,249
                                             ----------------  ---------------
                                                  1,119,287          586,369
  Less Accumulated Depreciation                      29,911           11,355
                                             ----------------  ---------------

  Net Property, Plant & Equipment                 1,089,376          575,014
                                             ----------------  ---------------
OTHER ASSETS
  Mineral Inventory /Property (Note 4)          269,375,000      200,000,000
  Investment in Future Acquisitions (Note 2)     46,020,200       49,016,330
  Notes Receivable  (Note 5)                        266,162          260,000
  Interest Receivable                                 9,089            6,600
  Other Assets                                        2,000
  Organizational Costs, Net
    of Amortization                                  59,771           47,422
  Goodwill, Net of Amortization                   2,929,221                -
                                             ----------------  ---------------

  Total Other Assets                            318,661,443      249,330,352
                                             ----------------  ---------------
                                               $319,794,530     $250,103,080
                                             ===============   ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                     FOR THE SIX MONTHS ENDING JUNE 30, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                FOR THE SIX MONTHS
                                                  ENDING JUNE 30,   DECEMBER 31,
                                                       1997            1996
                                               ------------------ --------------
                                                    (unaudited)        (audited)
CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities      $      138,141     $     103,128
  Deferred Revenue                                      39,715                 -
  Shareholder Advance                                    4,400             4,400
  Interest Payable                                     116,338                 -
  Notes Payable - Bank                                  87,484
  Notes Payable Affiliate                              648,271
  Notes Payable - Shareholder (Note 6)                 267,373           462,809
                                               ----------------  ---------------
  Total Current Liabilities                     $    1,301,722     $     570,337
                                               ----------------  ---------------
STOCKHOLDERS' EQUITY
  Common stock $.001 par value;
     900,000,000 shares authorized; issued
      and outstanding are 827,485,297 shares
      on June 30, 1997 and 452,485,297 shares
      on December 31, 1996                            827,485           452,485

  Additional Paid in Capital                      332,599,360       263,388,756

  Retained Earnings                               (13,702,162)      (13,702,162)

  Deficit Accumulated during the
    Development Stage                              (1,231,875)         (606,336)
                                               ----------------  ---------------
  Total Stockholders' Equity                      318,492,808       249,532,743
                                               ----------------  ---------------

  Total Liabilities and Stockholders' Equity    $ 319,794,530      $ 250,103,080
                                               ================  ===============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDING JUNE 30, 1997 AND 1996
               FOR THE THREE MONTHS ENDING JUNE 30, 1997 AND 1996
             AND THE PERIOD FROM JUNE 29, 1993 THROUGH JUNE 30, 1997

                                                                                                      (Date of
                                                                                                   Reorganiztion)
                                          For the six months ending   For the three months ending   June 29, 1993
                                          -------------------------   ---------------------------     Through
                                            June 30,     June 30,       June 30,     June 30,           June
                                              1997         1996           1997         1996           30, 1997
                                          --------------------------  ---------------------------  ---------------
                                          (unaudited)   (audited)     (unaudited)    (audited)

REVENUE                             $     12,697   $        -      $   4,468    $       -      $     12,696
                                         -------   ----------      ---------    ----------     ------------
EXPENDITURES
   Depreciation and Amortization          99,247        3,311         57,686         1,677          121,558
   Dues and Subscriptions                  1,533        3,975          1,533         3,975           10,030
   Demonstration & Consultation           14,577            -          7,726             -           12,127
   Exposition & Conventions                9,038            -          6,604             -            9,038
   Employee Benefits                       6,636            -          3,087             -            6,103
   Professional Fees                     157,635       68,412        124,585        40,252          336,444
   Postage and Courier Service             4,161        5,134          2,999         3,583           23,588
   Marketing & Promotion                  19,435            -         16,430             -           51,133
   Travel and Entertainment               32,930       21,623         15,724        15,149          159,025
   Telephone Expenses                     29,568       12,881         23,905         8,668           72,581
   Other Office Occupancy Costs           43,794        6,519         20,731         4,141           84,999
   Program Development                     4,000            -              -             -           41,710
   Rent                                   30,917        2,160         18,540         1,080           37,344
   Repairs & Maintenance                  12,886            -          9,165             -            9,165
   Wages, Salaries & Commissions         135,404        7,200         75,953         3,600          164,377
                                         -------   ----------      ---------    ----------     ------------

   Total Expenses from Operations        601,761      131,215        384,668        82,125        1,139,222
                                         -------   ----------      ---------    ----------     ------------

   Net Operating Loss                   (589,064)    (131,215)      (380,200)      (82,125)      (1,126,526)
                                         -------   ----------      ---------    ----------     ------------

OTHER INCOME (EXPENSES)
   Interest Income                         2,489        4,821          1,251         2,411           14,525
   Interest Expense                      (38,964)     (27,794)       (13,904)      (16,224)        (118,694)
                                         -------   ----------      ---------    ----------     ------------
   Total Other Income (Expense)          (36,475)     (22,973)       (12,653)      (13,813)        (104,169)
                                         -------   ----------      ---------    ----------     ------------
   Net Income (Loss) before
         Federal Income taxes       $   (625,539)  $ (154,188)     $(392,853)   $  (95,938)    $ (1,230,695)
                                         -------   ----------      ---------    ----------     ------------

   Federal Income Taxes (Note 1)             -            -              -             -                -
                                    --------------------------  --------------------------------------------

   Net Income (Loss)                $  (625,539)   $ (154,188)     $(392,853)   $  (95,938)    $ (1,230,695)
                                    ==========================  ============================================

   Net Income (Loss) Per Share
         (Note 1)                   $   (0.0016)   $ (0.0008)      $(0.0010)    $ (0.0005)
                                    ==========================  ===========================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH JUNE 30, 1997

                                                                                                              Accumulated
                                                     Common Stock                              Retained      during the
                                                  ----------------------      Additional        Earnings      Development
                                                  Stock          Amount     paid in Capitol    (Deficit)         Stage
                                                  -----          ------     ---------------    ---------         -----
   Balance at June 29, 1993                    12,038,500       $240,770     $13,461,391     $(13,702,162)      $    -


   On June 29, 1993: Issued
     Common stock to current
      shareholders for loss of prior stock      1,800,000         36,000         (36,000)               -            -

   Issued shares of common stock to
     Masterhouse Ltd. (a related party)
     for 3500 master recording value
     unknown                                    4,500,000         90,000         (90,000)               -            -

   Reverse stock split One share of
     new stock for three  shares of old
     stock and change par value from
     $0.02 to $0.001                          (12,225,667)      (360,657)        360,657                -            -

   Net loss through December 31, 1993                                                                             (819)
                                              ------------------------------------------------------------------------

   Balance December 31, 1993                    6,112,833          6,113      13,696,048     (13,702,162)         (819)


   In January  and May 1994, Common
      stock issued for services valued
      at par                                   31,960,000         31,960               -                -            -
+
   In May 1994, record retroactive adjustment
      in connection with the acquisition of
      ElfWorks, Ltd., pooling of interest
     (Note 2)                                  40,000,000         40,000               -

   In May 1994, Issued shares valued at
      estimated cost of learning center
      (Note 2)                                    400,000            400          49,600

   In May 1994, Issued shares for a
      mining Co., valued at replacement
      cost of equipment (see Note 2)           12,000,000         12,000          74,130

   ...continued

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1997

   ...continued

                                                                                                              Accumulated
                                                     Common Stock                              Retained      during the
                                                  ----------------------      Additional        Earnings      Development
                                                  Stock          Amount     paid in Capital    (Deficit)         Stage
                                                  -----          ------     ---------------    ---------         -----
*  In July and September 1994, Issued
      shares held in trust capacity, in
      exchange for real estate valued
      at fair market value (see Note below)    94,921,349         94,921      22,847,441                -              -

   In September 1994, Issued shares for a
      mining co., valued replacement cost
      of equipment, (Note 2)                   20,000,000         20,000         390,000

   Capital contributed by shareholders'                 -              -         126,768                -              -

   Net loss through December 31, 1994            (135,695)
                                              -----------------------------------------------------------------------------

   Balance December 31, 1994                  205,394,182        205,394      37,183,987     (13,702,162)      (136,514)

   In February 1995, common stock issued for
      services, recorded at par value           5,000,000          5,000               -                -              -

*  In February and August 1995, Issued
      shares held in trust capacity, in
      exchange for real estate valued
      at fair market value (see Note
      below and Note 2)                        95,000,000         95,000      22,866,371                -              -

   In August 1995, Issued shares in
      exchange for a music Co. valued at a
      discounted stock price (Note 2)           4,000,000          4,000       2,496,000                -              -

   In August 1995, Common stock issued
      for inventory of precious metal ore,
      valued at a discounted stock price
     (Note 4)                                 100,000,000        100,000     199,900,000                -              -

   In September 1995, Issued Common stock
     held in trust capacity, in exchange
     for services  performed in conjunction
     with the real estate  transactions,
     valued at fair market value (see
     Note below and Note 2)                       275,000            275          66,192                -              -

   Capital contributed by shareholders'                 -              -          45,575                -              -

   Net loss through December 31, 1995             (95,400)
                                              -----------------------------------------------------------------------------

   Balance December 31, 1995                  409,669,182        409,669     262,558,125     (13,702,162)      (231,914)

   ...continued


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1997

 ...continued

                                                                                                               Accumulated
                                                       Common Stock                               Retained     during the
                                                    ----------------------       Additional       Earnings     Development
                                                    Stock          Amount      paid in Capital    (Deficit)       Stage
                                                    -----          ------      ---------------    ---------       -----
   In June 1996, Common stock issued
     for a mining interest, transaction not
     consummated, stock to be recovered,
     valued at zero, see Note 9                  40,000,000         40,000          (40,000)             -               -

   In June 1996, Issued shares of common
     stock in exchange for equipment
    (Note 1)                                      2,066,115          2,066          553,119              -               -

   On November 21, 1996, Issued shares of
     common stock as an incentive,  valued
     at par, see Note 10                            750,000            750             (750)             -               -

   Imputed value of services provided by
      Officers and/or Directors (Note 10)                 -              -           34,970              -               -

   Capital contributed by shareholders'                   -              -          283,292              -               -

   Net loss through December 31, 1996                                                                             (374,422)
                                                --------------------------------------------------------------------------

   Balance December 31, 1996                    452,485,297        452,485      263,388,756    (13,702,162)       (606,336)

   In February 1997, Issued shares of common
      stock in exchange for a Mining
      Interest valued at a discounted
      stock price (Note 2)                      375,000,000        375,000       69,000,000              -               -

   Imputed value of services & rent
      provided by  Officers and/or
      Directors (Note 10)                                 -              -           34,440              -               -

   Capital contributed by shareholders'                   -              -          176,164              -               -

   Net loss through June 30, 1997                  (625,539)
                                                ---------------------------------------------------------------------------
   Balance June 30, 1997                       $827,485,297      $ 827,485    $ 332,599,360   $(13,702,162)    $(1,231,875)
                                               ============      =========    =============   ============     ===========

-------------
* Note: These shares identified with a "*" above are in contemplation of various contingent agreements and are held in a trust capacity. These shares are listed as outstanding, however, for purposes of the earnings per share calculation, weighted weighted shares were adjusted excluding these shares (see Note 1). With exception to the real estate, it is managements belief that these transactions are probable. Management is unable to determine the probability of the outcome of the real estate acquisition(s) at this time (see Note 9).

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDING JUNE 30, 1997 AND 1996
             AND THE PERIOD FROM JUNE 29, 1993 THROUGH JUNE 30, 1997

                                                                                    (Date of
                                                                                 Reorganiztion)
                                                 For the six months ending        June 29, 1993
                                            ----------------------------------       Through
                                                June 30,           June 30,           June
                                                  1997               1996           30, 1997
                                             -------------     --------------    --------------
                                                (unaudited)         (audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                    $(625,539)         $(154,188)      $(1,231,875)
   Adjustments to reconcile net income
     (loss) to net cash provided by
      operating activities:
        Subsidary beginning cash balance          (9,311)                              (9,311)
        Depreciation and Amortization             99,247              3,311           122,739
        Services paid in Stock                         -                  -            36,960
        Imputed Value of Services Provided by
             Officers and Directors (Note 10)     34,440                  -            69,410

   Net (Increase) Decrease in:
        Prepaid Expenses                           2,718                  -             1,218
        Accounts Receivable                         (227)                 -              (227)
        Escrow Deposit                              (805)            (2,346)             (805)
        Interest Receivable                       (2,489)            (2,475)           (9,089)
        Note Receivable                              185                             (259,815)
        Organizational Costs                           -                  -           (19,560)
        Other Assets                              (2,000)                              (2,000)

   Net Increase (Decrease) in:
        Accounts Payable & Accrued Liabilites    121,163             14,740           149,370
             Interest Payable                     36,427             27,794           111,348
                                               ---------          ---------       -----------

Net Cash Provided (Used) by Operating
   Activities                                   (346,191)          (113,164)       (1,041,637)
                                               ---------          ---------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Furniture & Fixtures               (6,058)            (2,704)           (6,058)
   Purchase of Equipment                          (4,353)                 -           (35,537)
                                               ---------          ---------       -----------

Net Cash Provided by Investing Activities        (10,411)            (2,704)          (41,595)
                                               ---------          ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributed by Shareholders           170,373            115,825           626,007
   Borrowings                                     24,184                  -           491,394
                                               ---------          ---------       -----------
Net Cash Provided by Financing Activities        194,557            115,825         1,117,401
                                               ---------          ---------       -----------

Net Increase in Cash                            (162,045)               (43)           34,169

Cash at the beginning of period                  196,214                865                 -
                                               ---------          ---------       -----------
Cash at the end of period                      $  34,169          $     822       $    34,169
                                               =========          =========       ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

             HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


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

FINANCIAL INSTRUMENTS:
At June 30, 1997 and December 31, 1996, the fair value of the Company's notes payable and note receivable (see Note 6 and 7) are assumed to be equal to their reported carrying amounts.

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

            HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


USE OF ESTIMATES:
The preparation of financial statements in conformity with general accepted accounting principals requires management to make estimates and assumptions that affects certain reported amounts and disclosures.
Accordingly, actual results could differ from these estimates.

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation  were 397,163,948 at June 30, 1997 and 182,681,166 at June 30, 1996.
The weighted average shares outstanding calculation does not include outstanding shares of 191,121,349 at June 30, 1997 and 227,121,349 at June 30, 1996, which includes shares held in trust capacity for future acquisitions because it would be anti-dilutive. If the shares held in trust were included in the weighted average calculation, the loss per share would be .0011 for June 30, 1997 and
 .0004 at June 30, 1996. Stock options are not included in the calculation since they are anti-dilutive.

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

            HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


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

            HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


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

     The stock exchanged for the specific real estate transactions and the learning center transaction have been valued as follows:

                                                                                Value
         Description of property                                                Assigned    Ref.
         -----------------------                                                --------    ----
 o  A future learning center to be located in Reno, Nevada                       $ 50,000   (a)
 o  26 town homes plus surrounding amenities                                    3,863,130   (b)
 o  Office Building, restaurant/banquet facility and vacant land                6,669,930   (b)
 o  A Motel located in Northbrook, Illinois, with 38 luxury suites              2,700,000   (c)
 o  A country club located in the Village of Lakemore, Illinois                   359,758   (d)
 o  An interest in a golf course and a country club in Naperville, Illinois     2,684,779   (b)
 o  A Water and utility service located in Oakbrook Terrace, Ill.                 408,000   (e)
 o  A restaurant site located in Shiller Park, Illinois                           620,789   (d)
 o  An interest in a shopping center in Palatine, Illinois                      6,689,596   (d)
 o  An interest in two leases and the land located in Shiller Park, Ill.        1,207,207   (e)
 o  12 acre commercial parcel located in Dania, Florida                         1,618,103   (d)
 o  An interest in a Yacht located in Ft. Lauderdale, Florida ("R Rendezvous")    688,608   (f)
 o  A large land development in Gallatin, Tenn. referred to as "Foxland"       16,000,000   (g)
 o  24 acres of residential vacant land near Bellevue, Tenn.                      800,400   (h)
 o  56 acres parcel located on Dickerson Rd in Nashville, Tenn.                 1,659,900   (b)
                                                                                ----------
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

4. The criteria used to value the stock exchange transactions vary by agreement. For the purposes of these financial statements, the value was calculated using the lower of the following: 1) the current tax assessed value, replacement cost or market value estimated by cash flow/income, if available, or 2) the value of the stock on the date of the agreement discounted 50% for restriction. The calculated value of each exchange agreement was originally booked to Investment in Future Acquisition (Asset) resulting in a total value recorded at $49,016,330 at December 31, 1996. For the period ending June 30, 1997, $2,996,130 was reclassified into Investment in Affiliates with $3,012,913 recorded to goodwill. Exchange agreements entered into but now determined to be "not probable" have been reversed out of the financial statements until further negotiated and consummated. Such contracts included abandoned contracts for the acquisition of health care practices and an adjustment of shares for the learning centers.

            HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997 AND DECEMBER 31, 1996

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

NOTE 5 - NOTES  RECEIVABLE:
                                                         June 30,   December 31,
                                                           1997          1996
                                                           ----          ----

A note from INMOB (a Mexican corporation) dated
November 6, 1995, payable November 5, 1996, with
no interest. This was advanced for the purpose of
evaluating a project in Mexico, and, if
consummated, entitles the Company to a 66-2/3%
interest in the project, as it is management's
intent is to converted their interest into the
investment. This interest is for assisting the
joint venture in obtaining all financing
arrangements.                                            $215,000      $215,000

A note from M. Philip and T. Carnes dated August
25, 1995, payable August 25, 1996 with interest at
11% per annum, secured by an assignment of
interest in an unrelated law suit Management
believes this amount plus accrued interest will be
paid                                                       45,000        45,000

A note from Larry Butler at Nashville Music
Company, unsecured with no interest                         2,662             -

A note from George Holder at Nashville Music
Company, unsecured with no interest                         3,500             -
                                                        ---------     ---------

                      Total Notes Receivable             $266,162      $260,000
                                                        =========     =========

The INMOB note and the Carnes note are both delinquent as of the date of this Report.

            HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


NOTE 6 - NOTE PAYABLE:
                                                      June 30,      December 31,
                                                        1997           1996
                                                        ----           ----

A note payable to R.K. Company (a related party)
dated November 17, 1995, payable $43,367 per month
with interest at 10% per annum through May
17,1996, 18% thereafter, unsecured (Note 11           $ 52,373         $247,809

A note payable to R. K. Company dated November
17,1995, Payable $37,624 per month with interest
at 10% per annum through May 17 1996, 18%
thereafter, unsecured                                  215,000          215,000
                                                    -----------      -----------

                        Total Notes Payable           $267,373         $462,809
                                                   ============      ===========

In March 1997, a payment of $195,436 was made on the note payable to R.K. Company, a related party. Both notes are delinquent as of September 9, 1997 and there has been a demand for payment on both notes.

NOTE 7 - INCOME TAXES:
At December 31, 1993 the Company had a net operating loss carry forward for federal income tax purposes which will be limited because of change in ownership since 1993. Post 1993 net operating losses carry forward of approximately $500,000 is available to provide future tax benefits:

      Expiration Date                 Operating Losses
      ---------------                 ----------------
         2008                               $800
         2009                            101,000
         2010                             90,000
         2011                            308,200

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

           HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


than 110% of the trading price on June 28, 1994. The holder of these options is the same individual who holds the 40,000,000 shares discussed above.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities includes the following services and acquisitions exchange for the Company's common stock:


     Date   Exchanged for:                                No. of Shares      Value Assigned
     -----  ---------------                               -------------      --------------
 1. 1/94    Services                                        31,960,000       $      31,960
 2. 5/94    A Future Learning Center                           400,000              50,000
 3. 5/94    Mining Interest                                 12,000,000              86,130
 4. 7/94    Real Estate Properties (not consummated)        54,572,361          13,190,066
 5. 9/94    Real Estate Properties (not consummated)        40,348,988           9,752,296
 6. 9/94    Mining Interest                                 20,000,000             410,000
                                                            ----------       --------------
         TOTAL 1994                                        159,281,349       $  23,520,452
                                                           -----------       --------------

 7. 2/95    Services                                         5,000,000       $       5,000
 8. 2/95    Real Estate Properties (not consummated)        22,000,000           5,317,370
 9. 8/95    Music Company                                    4,000,000           2,500,000
10. 8/95    Real Estate Properties (not consummated)        73,000,000          17,644,001
11. 8/95    Mineral Inventory (Note 4)                     100,000,000         200,000,000
12. 9/95    Services                                           275,000              66,467
                                                           ------------      --------------
         TOTAL 1995                                        204,275,000       $ 225,532,838
                                                           ------------      --------------

13. 6/96    Mining Interest (Note 9)                        40,000,000                   -
14. 6/96    Medical Decontamination Machines                 2,066,115             555,185
15. 7/96    Acquisition of ElfWorks, Inc.                   40,000,000              40,000
16. 11/96   Incentive (Note 11)                                750,000                 750
                                                           ------------      ---------------
         TOTAL 1996                                         82,816,115       $     595,935
                                                            -----------      ---------------

17. 2/97    Mining Interest (Note 2)                       375,000,000          69,375,000
                                                            -----------      ---------------
         TOTAL 1994 - 1997                                 821,372,464       $ 319,024,225
                                                            -----------      ---------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The increase in the Company's assets from December 31, 1996, to June 30, 1997, in the amount of $69,691,450 is attributable primarily to the acquisition of mineral property located in San Bernardino County, California, purchased from Zarzion, Ltd. in February 1997. The value ascribed to this property reflects the trading price of the stock exchanged for such property, discounted by 50% on account of restrictions on its transferability resulting from its not being registered under applicable securities laws. The increase in the Company's assets also reflects consummation of its acquisition of Peeples Mining Company ("Peeples Mining") and Nashville Music Consultants, Inc. ("NMC") in February 1997, on account of which $2,102,913 was recorded as good will. The increase in the Company's furniture and equipment from $586,369 at December 31, 1996 to $1,119,287 at June 30, 1997 is attributable to the Company's acquisition of certain mining equipment in connection with its acquisition of Peeples Mining. The increase in current liabilities in the amount of $731,385 is mostly attributable to current interest and new loans incurred incident to the acquisition of NMC.

         The Company recorded $4,468 in revenues in the second quarter of 1997, all of which are attributable to the operations of NMC, a wholly owned subsidiary of the Company, bringing revenues from that source to $12,697 for the six months of 1997. Losses increased from $154,188 in the first six months of 1996 to $625,539 in the first six months of 1997, primarily on account of losses incurred by NMC and increases in the Company's professional fees, travel, occupancy costs, and other operational expenses.

         The increase in the number of shares outstanding on December 31, 1996, which amounted to 452,485,297, to 827,485,297 at March 31, 1997, is attributable to the issuance of 375,000,000 shares to Zarzion, Ltd. in exchange for the mining property in San Bernardino County, California. There was no increase in the number of shares outstanding during the second quater of 1997.


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

         1.  Mineral Processing Operations

         The Company will seek to commence processing of its existing inventory of ore concentrates as a matter of first priority. To initiate such processing, the Company requires from $1,000,000 to $3,000,000 for equipment and another $2,000,000 for working capital, for which it is presently seeking an appropriate source of financing. The Company is exploring new, alternative technologies for which equipment is significantly less expensive, but which is proprietary, and may therefore require the negotiation of a joint venture arrangement. If less is required for such purposes, the Company will apply the surplus towards the Com-pany's other lines of business as described below.

         It is contemplated that the Company's mining and processing operations could be operational as soon as 18 months after availability of financing. At such time as the Com- pany's planned facilities for producing dore bars are operational, it is expected that revenues from this source will generate sufficient cash flow for the Company's minerals division as well as for the needs of its other business segments. Such plans may be impacted by numerous contingencies, including but not limited to the accuracy of the various assays obtained by the Company, the actual quality and quantity of precious metals in such concentrates, the Com- pany's ability to process such concentrates for a reasonable price and market its product, the Company's ability to generate funds through the sale of real estate or its television time credit certificates and/or a private placement offering, the outcome of its negotiations or litigation with Mr. Krilich and his affiliates, and state and federal regulation of the minerals operations contemplated by the Company.

         2.  Entertainment Division

         At the same time, the Company plans to continue development of the activities of Nashville Music Consultants, Inc. ("NMC"). The Company's agreement for acquisition of NMC became effective February 4, 1997, and from that time, the Company is entitled to a management fee equal to 9% of NMC's gross revenues. Accrued income from this source amounted to $4,468 for the second quarter of 1997, and $12,697 for the first six months of 1997.

         As of June 30, 1997, NMC had liabilities of $827,740, an increase of $188,766, rimarily attributable to an increase in notes payable to affiliates NMC's year to date loss before intercompany eliminations was $235,565. Net loss for the second quarter was $155,225. The increase in net loss is mostly attrbutable to expenses incurred during the second quartr for the annual music exposition which took place in August 1997. Revenues from the exposition are expected to offset these expenses in the thrid and fourth quarters of 1997.

         Heretofore focused on country and western music and performers, and anticipates expanding into Christian music. The Company is committed to trying to arrange $500,000 of financing for NMC's development. As of June 30, 1997, NMC had liabilities of $827,740, and experienced a net loss before intercompany eliminations of $233,565 through the second quarter of 1997. The Company believes that NMC's cash flow is improving, but there can be no assurance that NMC will not require all or a portion of such financing to continue with its plans.

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

the Company's ability to generate funds through commercialization of its precious metals concentrate, commercialization of its television time credit certificates and/or interests in real estate, and/or lease of its MedAway-1 units; and state and federal regulation of the industry. When enough affiliates of various disciplines in one area have entered into contracts with the Company, the Company plans to combine such practices into multi-disciplinary health care centers. The goal will be to provide primary and alternative health care at "one stop" health care facilities. It is expected that funding for the multi-disciplinary health care centers will be obtained through traditional financing arrangements, supplemented by funds from the Com- pany's mining and other operations.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In August 1997, Robert L. Krilich, Roseann Loesch and Gregory Loesch (Mr. Krilich's daughtrer and son-in-law), on behalf of themselves and all other stockholders of the Company similarly situated, filed an action in the Circuit Court of DuPage County, Illinois, against the Company and certain of its officers and directors. The action alleges that the Company's acquisition of Peeples Mining, F&H Mining, and the mining properties near San Bernardino, California, were void due to alleged interests of Mr. Furlong in such properties at the time of acquisition. Mr. Furlong denies the allegations of such complaint, pointing out that the Company's board was at all times aware of any interests he may have had in the properties being acquired. Mr. Furlong further denies any interest in the San Bernardino property at any time. He and the Company intend to vigorously defend against such action. The Company also maintains that the San Bernardino property's value exceeds the value of the 375,000,000 shares issued for such property, that such transaction was fair to the Company, and that voiding such transaction would not be in the interest of the Company's stockholders.

         For information about other legal proceedings in which the Company is involved, reference is made to Part II, Item 2 of its Registration Statement filed on Form 10-SB (Amended) August 29, 1997.


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS
                          ("P" = Filed in paper only.)

   3    Corporate documents
        (i)    Articles of incorporation of Cadgie Taylor,  Inc., filed April 8,
               1984  (incor-  porated by  reference to Exhibit A filed with Form
               10-SB December 6, 1996)
               (a)  Agreement of Merger  merging Cadgie Taylor Co. into Carleton
                    Enterprises, Ltd., filed May 24, 1984 (incorporated by reference to Exhibit A filed with Form 10-SB December 6,
                    1996)
               (b)  Amendment to Articles of  Incorporation  filed  November 18,
                    1984, inter alia changing name to SCN, Ltd. (incorporated by reference to Exhibit A filed with Form 10-SB December 6,
                    1996)
               (c)  Certificate of Amendment of Articles of Incorporation  filed
                    Decem- ber 10, 1993, changing name to Health Care Centers of America, Inc. (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)
               (d)  Amendment to Articles of Incorporation filed January 4, 1994
                    (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)
               (e)  Amendment to Articles of Incorporation  filed March 31, 1995
                    (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)
        (ii)   Bylaws  (incorporated  by  reference to Exhibit B filed with Form
               10-SB December 6, 1996)
   10   Material contracts
        (i)    Transfer  Agent and Registrar  Agreement  between  Registrant and
               Nevada Agency & Trust Co., dated June 28, 1993  (incorporated  by reference to Exhibit B filed with Form 10-SB December 6, 1996)
   (P)  (ii)   Stock  Exchange   Agreement  dated  December  14,  1993,  between
               Registrant and Hunt  Chiropractic,  and similar  agreements  with other health care practices (incorporated by reference to Exhibit
               K filed with Form 10-SB December 6, 1996)
        (iii)  Stock Exchange Agreement dated March 25, 1994, between Registrant and F&H Mining Co., Inc.  (incorporated by reference to Exhibit G filed with Form 10-SB December 6, 1996)
   (P)  (iv)   Stock Exchange Agreement dated March 27, 1994, between Registrant and 1056463  Ontario,  Ltd.  (similar to agreements  with 1040240
               Ontario  Ltd.,  and  1077671  Ontario,   Ltd.)  (incorporated  by
               reference to Exhibit I filed with Form 10-SB December 6, 1996)
        (v)    Stock Exchange  Agreement dated June 18, 1994, between Registrant and Peeples  Mining LLC  (incorporated  by reference to Exhibit H filed with Form 10-SB December 6, 1996)
   (P)  (vi)   Stock Exchange  Agreement dated July 17, 1994, between Registrant and Lee Chiropractic, and similar agreements with other health care practices (incorporated by reference to Exhibit Y filed with Form 10-SB December 6, 1996)
        (vii)  Agreement for  acquisition  of gold  concentrate  dated March 15,
               1995,  between  Registrant  and Robert  Rood,  IV,  and  Restated
               Agreement between

               Registrant and Mar-Pro Services,  Ltd. (incorporated by reference to Exhibit S filed with Form 10-SB December 6, 1996)
        (viii) Stock  Exchange  Agreement  dated  April 21,  1995,  and  addenda
               between   Registrant  and  Nashville  Music   Consultants,   Inc.
               (incorporated  by refer-  ence to Exhibit J filed with Form 10-SB
               December 6, 1996)
   (P)  (ix)   Joint venture  agreement  dated May 31, 1995,  among  Registrant,
               Immobil- iara y Fraccinoadora  del 1 Nueva Viscaya,  S.A. de C.V.
               and Oscar Neninger G., and Robert R. Krilich,  Sr.  (incorporated by reference to Exhibit Q filed with Form 10-SB December 6, 1996)
        (x)    Stock Exchange  Agreement dated June 5, 1995,  between Registrant and Senior  Group  (incorporated  by reference to Exhibit E filed with Form 10-SB December 6, 1996)
        (xi)   Amended and Restated Stock Exchange Agreement dated June 5, 1995, between  Registrant and Rainbow Group  (incorporated by reference to Exhibit D filed with Form 10-SB December 6, 1996)
        (xii)  Consulting  services  agreement  dated January 10, 1996,  between
               Registrant and Robert R. Krilich,  Sr. (incorporated by reference to Exhibit R filed with Form 10-SB December 6, 1996)
        (xiii) Asset purchase  agreement dated June 12, 1996, between Registrant and MedAway  International,  Inc.  (incorporated  by reference to
               Exhibit U filed with Form 10-SB December 6, 1996)
        (xiv)  Stock Exchange Agreement dated June 26, 1996, and amendment dated
               November  8,  1996,   between  Registrant  and  ELF  Works,  Ltd.
               (incorporated  by  reference  to  Exhibit T filed with Form 10-SB
               December 6, 1996)
        (xv)   Partnership  Agreement  dated August 30, 1996,  between R&S Group and Fairdan Suites, Inc. (incorporated by reference to Exhibit V filed with Form 10-SB December 6, 1996)
        (xvi)  Sales Agreement dated February 6, 1997, between Zarzion, Ltd. and the Registrant (incorporated by reference to Exhibit 10(xvi) filed with Form 10- KSB May 2, 1997)
   (15) Letter on unaudited interim financial information -- none
   (18) Letter from Registrant dated November 29, 1996, on change in accounting treatment of certain acquisitions (incorporated by reference to Exhibit BB filed with Form 10-SB December 6, 1996)
   (19) Reports furnished to securities holders -- none
   (23) Consent of experts and counsel -- none
   (27) Financial  Data  Schedule (filed  with  this  report,  page 25)
   (99) Additional exhibits -- none


REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             HEALTH CARE CENTERS OF AMERICA, INC.
                                        (Registrant)

                           By  /s/ MAURICE W. FURLONG
                               -------------------------------------------------
                                   Maurice W. Furlong, President

                           Date   October 1, 1997
                                  ------------------



                           By  /s/ MICHAEL PIETRZAK
                                   ---------------------------------------------
                                   Michael Pietrzak, principal financial officer

                           Date   October 1, 1997
                                  ----------------