Form 10KSB
period 1996-12-31
HEALTH CARE CENTERS OF AMERICA INC
filed 1997-11-14
CIK 1010474

IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS FORM 10-KSB IS BEING FILED IN PAPER PURSUANT TO A CONTINUING HARDSHIP EXEMPTION (APPLIED FOR).

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

|X|   Annual report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the fiscal year ended December 31, 1996

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ____________

      Commission file no.  0-29006

                     HEALTH CARE CENTERS OF AMERICA, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)

              Nevada                                        62- 1210877
  -------------------------------                         ----------------
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

100 North Arlington Avenue (ste. 22F)
           Reno, Nevada                                          89501
----------------------------------------                      ----------
(Address of Principal Executive Officer)                      (Zip Code)

                                 (702) 786-1461
                           ---------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock. par value $.001 per share
                     ---------------------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for past 90 days. Yes |_| No |X|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. None

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices at closing of such stock, as of March 31, 1997: approximately $172,031,090

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No n/a

                  APPLICABLE ONLY TO CORPORATE REG ISTRANTS

State the number of shares outstanding of the issuer's common stock as of March 31, 1997: 830,450,568 shares

            Transitional Small Business Disclosure Format (check one):
      Yes |_| No |X|

                     DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None

                       -------------------------------

                              TABLE OF CONTENTS

Item                                  Part I                               Page
                                                                           ----

Item 1 Description of Business                                               3
       Item 2 Description of Property                                       18
       Item 3 Legal Proceedings                                             23
       Item 4 Submission of Matters to a Vote of Security Holders           26

                                     Part II

Item 5 Market for Common Equity and Related Stockholder Matters             26
       Item 6 Management's Plan of Operation                                29
       Item 7 Financial Statements                                          33
       Item 8 Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      49

                                    Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act            49
       Item 10 Executive Compensation                                       52
       Item 11 Security Ownership of Certain Beneficial Owners and
               Management                                                   53
       Item 12 Certain Relationships and Related Transactions               55
       Item 13 Exhibits and Reports on Form 8-K                             57

                                    PART I

Item 1. Description of Business.

     Much of the discussion contained in this Item 1 is "forward looking", as that term is identified in, or contemplated by, Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results may materially differ from projections. Information concerning factors that could cause actual results to differ materially is set forth in this Item I and in Items 2 and 3 below. For a complete understanding of such factors, this entire document, including the financial statements and their accompanying notes, should be read in its entirety.

Historical Overview of the Company

     Health Care Centers of America, Inc., a Nevada corporation (the "Company"), was originally incorporated in Montana in October 1967. The Company's executive offices are located at 100 North Arlington Avenue (suite 22F), Reno. Nevada.

     Originally known as Cadgie Taylor Co., the Company merged with Carleton Enterprises, Ltd., a Nevada corporation, in 1984. Later that year, it changed its name to SCN, Ltd., and effected a share exchange with Star-Com Network, Inc. a Nevada corporation. In 1985, the Company filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. In September 1993, the bankruptcy proceeding was dismissed.

     Upon emerging from such bankruptcy proceedings, the Company changed its name to Health Care Centers of America, Inc., reflecting its intention to develop a network of multidisciplinary health care centers. A plan was formulated whereby the Company would acquire health care practices in exchange for shares of the Company's stock, the value of such shares to be supported by other assets acquired for stock. Pursuant to such plan, the Company has acquired or agreed to acquire assets in mining, real estate, entertainment, education, and health care.

     Many of the stock exchange agreements into which the Company entered for such acquisitions provided that the other party to the agreement (the "target entity") had the right to annul or void the agreement if a registration statement registering the Company's stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") did not become effective within a specified period of time (in most cases 18 months following the date of the agreement). Many of such agreements or oral understandings supplementing such agreements also provided that the assets, liabilities, and income of the target entities would not inure to the benefit of the Company until the Company's Exchange Act registration became effective.

     In December 1996, the Company filed a registration statement under Section 12(g) of the Exchange Act which became effective February 4, 1997. With certain exceptions hereinafter discussed, the time limitations for such registration have been waived, and such acquisitions are deemed to have become effective.

     While the Company planned and continues to plan to go into health care, at the present time most of its assets and activities relate to other industries, primarily mining/processing of precious metals and entertainment. At its next annual meeting, management intends to ask the Company's stockholders to approve a change of the Company's name to "HCCA International, Inc." to better reflect the diversification of the Company's business.

     The Company is in the development stage and has not had any revenues during the last five years, during which it has expended substantial funds. The Company's future success is dependent on its ability to obtain funding for processing its precious metals concentrate. The Company anticipates obtaining such funding through the ore concentrates, certain television time credit certificates, and possible real estate described below (see "Item I-Description of Business"). There can be no assurance that the Company will be successful in identifying buyers for such assets, or that its proposed operations will be successful.

     As of December 31, 1996, the Company did not have any employees, its business being managed by its officers and directors without salary. (Nashville Music Consultants, Inc., acquired by the Company subsequent to December 31, 1996, has five employees.)

Current Business (including lines of business acquired subsequent to December 31, 1996)

A. Precious Metals Concentrate, Mining and Processing

            1. Description of the business

     The Company owns a substantial deposit of ore concentrate located approximately 40 miles from Prescott, Arizona, which management believes, on the basis of assays by an independent third party consultant, is substantially in excess of 500,000 tons. Tests by independent metallurgist/assayers indicate that such concentrate contains commercial quantities of precious metals and rare earths. (See "Item 2-Description of Property".)

     Through its wholly owned subsidiary, Peeples Mining Co. ("Peeples Mining"), the Company also owns mineral rights in Arizona and Nevada.

     Peeples Mining is currently inactive, but it is intended that it will commence processing the Company's concentrate and development of its other mining properties as soon as financing permits. It is intended that Peeples Mining will process such concentrate to the next stage of concentration known as dory bars. Dory bars are produced by liquefying the concentrate and pouring the solution into a mold; as the material cools, the metals separate, with the heaviest falling to the bottom strata. Dory bars can be sold for a higher price than concentrate.

     Peeples Mining does not presently have the equipment for producing dory bars. Management is currently studying alternative refining methods to determine the appropriate machinery and equipment to buy, but the Company may require financing for such purchase. The Company does not anticipate obtaining the equipment necessary to refine its concentrate or dory bars into bullion, rather it intends to produce and sell dory bars to smelters which have such equipment.

     Peeples Mining has certain facilities and equipment for leaching and testing, but new equipment will be required to process ores from the Company's properties into concentrates in the desired volume. Peeples Mining is capable of processing approximately 25 tons of head ore per hour from its Arizona property, bringing it to a first stage of concentration. Free milling gold will be removed, and the remaining concentrate will be further concentrated and/or separated by a chemical process.

     The Company (or its subsidiary, Peeples Mining) also has mineral rights in lands in Arizona and Nevada, and subsequent to December 31, 1996, acquired an additional mining property in California. (See "Item 2-Description of Property".)

     Peeples Mining, which was organized in 1981 as an Arizona limited liability company ("Peeples LLC"), was acquired by the Company in 1994. Peeples LLC was actively engaged in mining activities from 1988 to 1994. The Company also acquired F&H Mining, Inc., a Nevada corporation ("F&H Mining") in 1994. F&H Mining was organized in 1984, and was active working the property at Mesquite, Nevada, until 1991. In February 1997, the assets of Peeples LLC and F&H Mining were transferred to Peeples Mining, a newly formed Nevada corporation of which the Company is the sole stockholder.

          Peeples Mining does not presently have any employees.

          2. Terms of Acquisition

     The Company entered into the agreement to acquire all the issued and outstanding stock of F&H Mining in March 1994. At that time, F&H Mining was a corporation organized under the laws of the Island of Nevis. Under the agreement, the Company agreed to acquire all of F&H Mining's issued and outstanding stock in exchange for 12,000,000 shares of the Company's stock. Maurice Furlong, the Company's president, has been a consultant to F&H Mining since its inception. (See "Item 12-Certain Relationships and Related Transactions", below). Consummation of the acquisition of F&H Mining was contingent on effectiveness of the Company's Exchange Act registration statement.

     The Company entered into the agreement to acquire all the interests in Peeples LLC in June 1994, at which time it was an Arizona limited liability company. Under the agreement, the Company issued 20,000,000 shares of the Company's stock, and through Peeples LLC acquired the mineral rights to the 340 acres near Prescott, Arizona. In August 1995, the Company issued an additional 100,000,000 shares in recognition of the value of the ore concentrate located on such property. (At the direction of Peeples LLC, these shares were issued to one of its principals, Zarzion, Ltd.)

     Consummation of the acquisition of Peeples LLC was contingent on effectiveness of the Company's Exchange Act registration statement. The Company's ore concentrate. however, is owned outright, free and clear of any contingencies.

     In August 1996, the Company agreed with the former members of Peeples LLC and the former shareholders of F&H Mining that any income realized from the operations of F&H and Peeples was not to inure to the benefit of the Company until such time as its Exchange Act registration became effective. In fact, there were no revenues between the time the acquisition agreements were entered into and the time the Company's Exchange Act registration became effective. Provisions in the acquisition agreements for F&H and Peeples granting the former stockholders of those companies the right to annul the sale of such companies under certain circumstances, including the Company's failure to complete a secondary offering of its securities within a prescribed time frame, have been canceled.

     In February 1997, the Company acquired 17 lode claims on 340 acres of land in California. (See "Item 2-Description of Property ".) The Company believes it will be eligible to apply for title to such property following a period of exploitation. These claims were acquired from Zarzion, Ltd. (see Item 12-Certain Relationships and Related Transactions ") in exchange for 375,000,000 shares of the Company's common stock.

          3. Risks attendant on mining and processing minerals

     The value of the Company's concentrate depends on the amount of metals contained in such ore, and on the cost and difficulty of refining. While the Company believes that the there are significant quantities of precious metals in such concentrate, the market price of such metals and the cost of extraction and refining are yet to be determined. Management is of the opinion that the cost of extraction and mining should not exceed 50 % of the value if indicated quantities of precious metals are present in its concentrate.

     No assurances can be given that a desirable level of recovery will be realized from Peeples Mining's ore. Reserve estimates may require revision based on actual production experience. Market price fluctuations of precious metals, as well as increased production costs or reduced recovery rates, may drastically affect the value of the Company's ore reserves, and may render reserves containing relatively low grades of mineralization uneconomic to exploit.

     Exploration and mining activities are highly speculative in nature, involve many risks, and are frequently nonproductive. There can be no assurance that the Company's mining activities will be successful. In the event minerals are recoverable, it may take a number of years from the initial phases until production is possible, during which time the economic feasibility of production may change. As pertains to all the Company's mining interests, substantial expenditures may be required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore, and in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the Company would be able to expand with new sources of ore or concentrate.

     The business of mining and processing precious metals is subject to a number of significant hazards, including environmental hazards, thefts and other losses, industrial accidents, and labor disputes. Mining is also subject to the risks of encountering unusual or unexpected geological formations, cave-ins, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions, and other acts of God. Such risks could result in damage to or destruction of mining properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses, and possible legal liability. The Company will obtain insurance against risks that are typical in the operation of its business and in amounts which management believes to be reasonable, but no assurance can be given that such insurance will continue to be available, that it will be available at economically acceptable premiums, or that it will be adequate to cover any liability.

     There can be no assurance that the test results obtained by the Company for certain of its properties by independent assayers will prove to be accurate for the entire property.

          4. Regulation of mining and mineral processing

     The Company's exploration, mining, and refining activities will be subject to extensive state and federal laws and regulations governing prospecting, developing, production, export, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances, and other matters. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration, production, and processing. The Company may in the future be subject to clean-up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws which establish clean-up liability for the release of hazardous and toxic substances for property owners and operators. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with applicable standards, laws, and regulations, which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that costs and delays associated with compliance with such laws, regulations and permits could become such that the Company would not proceed with the operation or development of a mine or other project, or inauguration of a processing facility.

     Amendments to current laws and relations governing operations and activities of mining companies and companies processing metals or more stringent implementation thereof are actively considered from time to time and could have an adverse impact on the Company and its operations.

B. Entertainment

          1. Description of the Business

     In April 1995, the Company entered into an agreement to acquire all the outstanding stock of Nashville Music Consultants, Inc., a Tennessee corporation ("NMC") organized in 1993, and such acquisition became effective in February 1997. NMC engages in screening, advising, developing, publishing, and managing singers and songwriters. Revenues come from consulting fees, registration fees, tuition, publishing royalties, and management commissions. Although the majority of its clients have been in the country music field, NMC is presently expanding into Christian music.

     In addition to clients generated by NMC's own marketing efforts, new singers and songwriters are referred by major record labels, publishing companies, NMC, ASCAP, and other entities in the music industry. All clients pay a one-time consulting fee of $350. Singers deemed to have outstanding potential are offered a consulting contract pursuant to which NMC receives 7.5% of the client's gross revenue for a period of seven years; songwriters with outstanding potential are offered a contract with NMC's publishing division, pursuant to which NMC receives 50% of each song copyright, and 50% of all song revenues.

     NMC's president, Larry Butler, is a two-time grammy winner, and the only country music producer to win a grammy for Producer of the Year. He also won a grammy for writing the song of the year, "Somebody Done Somebody Wrong Song". Mr. Butler has produced 65 gold and platinum albums, and served as president of United Records from 1973 to 1979.

     Each year since 1994, NMC has conducted the International Country Music Expo. The 1996 expo, which drew over 750 participants, was conducted at the Opryland Hotel, where the 1997 expo will also take place. Representatives from many major record labels, publishing companies, and other music industry companies participate each year. NMC owns all rights and charges a $300 registration fee for each participant.

     NMC has five employees, all of whom are full time. NMC's staff are experienced in producing, songwriting, engineering, and management. NMC has access to a fully equipped music producing studio on site with a full time staff engineer.

     NMC leases approximately 7,200 square feet of space at 24 Music Square West, Nashville, Tennessee, for which it has agreed to pay $72,000, $73,800, and $75,645, respectively, for the years ending June 30, 1997, 1998, and 1999. NMC owns certain music production and analysis equipment valued at approximately $25,000; NMC uses additional equipment belonging to its chief executive officer, Alcy Baggott, with whom NMC is negotiating a lease.

          2. Terms of Acquisition

     The Company entered into the agreement to acquire NMC in April 1995. Under the agreement, the Company agreed to acquire all the issued and outstanding shares of NMC's stock in exchange for 4,000,000 shares of the Company's stock. Consummation of the transaction was contingent on effectiveness of the Company's Exchange Act registration statement, so that the acquisition was not consummated until February 1997

     Pursuant to the acquisition agreement, 51 % of the outstanding stock of NMC is to be placed in a voting trust with Ally Cat Music, Inc., a company wholly owned by Mr. Baggott, for a term of 10 years, renewable for 10 years, and the Company is enjoined from interference with Ally Cat Music, Inc.'s management of NMC. The Company also agreed to use its best efforts to provide $500,000 of financing for NMC. Also under the agreement, the Company is entitled to an annual "management fee" in an amount equal to 9% of NMC's gross revenues.

     The agreement provides that the transaction may be canceled if the Company's stock ceases to be "listed or traded on the NASDAQ Stock Exchange." The effect of this condition is not clear, since the Company's shares have never been listed on NASDAQ, but it is not impossible that such condition could someday be invoked to disassociate NMC from the Company. The agreement also indicates that NMC's stockholders can void the agreement if the transaction turns out not to be a tax free transaction under federal tax laws. While the Company has not obtained an opinion of counsel with respect to this matter, management believes that the exchange of shares is indeed a tax free transaction under the Internal Revenue Code.

          3. Competition and Regulation

     Management is unaware of any other entity offering a similar combination of services. Other entities do however provide services similar to particular services provided by NMC, and there can be no assurance that NMC's strategy of providing integrated services will withstand competition from entities focused on a single service, or that others may not bundle services in the future.

     Federal and state laws relating to intellectual property have an extensive impact upon the song writing, music publication, and music recording segments of the entertainment industry. The industry is such that it is highly susceptible to the unauthorized reproduction of previously published material. The Company's ability to protect itself from the unauthorized reproduction of works generated by its artists and songwriters, along with its ability to protect its publishing rights, will be influenced by federal and state copyright, trademark, and service mark laws.

C. Medical Waste Decontamination Units

          1. Description of Business

     The Company owns 24 medical waste decontamination units manufactured by a Japanese manufacturer, which owns a patent on the units' fume scrubber. Known as MedAway 1, each unit is designed to decontaminate and physically alter up to five cubic feet of medical waste, including bags, blood lines, syringes, sharps, petri dishes, curettes, and similar items of waste generated by hospitals and doctors' offices. The units use a dry heat process, including a patented combination of resistance and "far infrared" quartz heating elements with a proprietary condenser filtration system that obviates the need for external venting. The units are mobile and self contained. No special wiring, ventilating, or plumbing is needed, nor are building permits required. The units heat the waste load to a temperature at which most viruses are rendered inactive within five minutes. After treatment, waste is considered noninfectious. As the waste load is heated in the unit, the plastics melt, encapsulating the sharps and reducing volume by a factor of as much as ten. The units operate silently without shredding, grinding, compacting, steaming or chemically treating the waste, and approved by Underwriters Laboratory ("UL").

     The Company intends to lease its units to hospitals, clinics, doctors' offices, and nursing homes. Between 1993 and acquisition of such units by the Company, four similar units were sold by the company from which the Company purchased its units, MedAway International, and management believes such units are operating satisfactorily. Management is in the process of formulating a marketing plan and securing liability insurance, however, no units have been leased to date.

     The Company intends to contract with third-parties to maintain and repair the units. The Company does not yet have any employees in its MedAway division.

          2. Terms of Acquisition

     The Company acquired its units together with other assets of MedAway International, Inc. ("MedAway"), a Delaware corporation, in June 1996, in exchange for $2,000,000 worth of the Company's common stock, which management determined to be 2,066,115 shares at the time of the transaction. All of such shares have been issued to MedAway's stockholders.

     Among MedAway's assets was the exclusive right to market and distribute such units in North America, the Caribbean, and Taiwan. Assignment of such right to the Company, however, requires the manufacturer's consent, which will be requested at such time as the Company has the financial resources to put into effect a full-scale marketing plan. The manufacturer's consent is not required for leasing the 24 units the Company acquired from MedAway.

          3. Competition

     Competition for MedAway 1 units currently comes principally from incineration and chemical processing, over which management believes the MedAway 1 unit has significant advantages. Incineration requires cumbersome equipment and permitting, while chemical treatment requires additional disposal arrangements for the residue after treatment. Other systems for treating medical waste are generally more costly. Many utilize grinders and shredders, some treat infected materials with toxic chemicals, and all other systems require special power and external venting of emissions. Venting emissions generally involves state and/or federal environmental compliance and permitting issues. In addition, such alternative methods generally generate an end product, disposal of which creates its own environmental compliance issues.

     If the Company fails to obtain the manufacturer's consent to acquiring MedAway's distribution rights, however, the manufacturer may be able to sell its units in the United States in competition with the Company, directly or through another distributor. There can be no assurance, moreover, that competitors with a stronger financial base than that of the Company will not develop alternative processes for the decontamination of medical waste.

          4. Regulation

     The treatment and disposal of medical waste is subject to federal, state and local regulation, as is the disposal of fumes and other residue created in the treatment of such waste. The Company believes that its units comply with legal requirements in at least 36 states.

     There is a possibility, however, that new regulations may be adopted at the state or federal level, as by amendments to the Medical Waste Tracking Act, which would restrict the disposal of materials such as the end product which remains after treatment in the MedAway 1 units. Such regulations could have a negative impact on the market for such units.

D. Television Advertising

          1. Description of the Business

     The Company owns 20 television time credit certificates issued by American Independent Network, Inc. ("AIN"). Each certificate represents that AIN will provide the bearer commercial air time valued at $5,000,000, calculated at going rates, on AIN's national television network, subject to time availability or agreement on a time plan.

     Such certificates contain no restrictions as to transferability, assignment or sale. The Company does not intend to engage in the business of marketing television advertising time as such, but it may from time to time market and sell time from its television time credit certificates, as well as utilize such time for its own enterprises. In due course, management plans to use such commercial air time in its marketing of health care facilities described below.

     The Company does not have any employees specifically responsible for this line of business, and does not anticipate employing any in the immediate future.

          2. Terms of Acquisition

     The Company's television time credit certificates were originally assets of ELF Works, Ltd., a Nevada corporation ("ELF") which the Company acquired in June 1996. Following such acquisition, the television time credit certificates were reissued by AIN in the Company's name. Under the terms of the agreement, the Company issued ELF's stockholders 40,000,000 shares of the Company's common stock in exchange for all ELF's outstanding stock. The Company also received a right of first refusal with respect to any sale of the shares issued by it to ELF's stockholders. For a period of five years, the Company has the right to match any offer for the purchase of such shares. Inasmuch as ELF had no significant assets other than its AIN certificates, it is planned to dissolve ELF.

          3. Competition; Other Factors

     To the extent that the Company decides to sell rather than use the television time credit certificates, management perceives that competition in the national television market is intense. There can be no assurance that the Company could successfully market and sell such certificates in the event it determines to do so. The value of such certificates may also be affected by AIN's financial ability to perform.

Planned Business

E. Health Care Centers

          1. Description of Business

     One of the Company's objectives is to build a network of multi-disciplinary health care centers to provide a combination of primary and alternative health care to the general public. The Company intends to provide the services of general practice medical doctors, chiropractors, physical therapists, and other health care providers under one roof, creating a "one stop" source for a number of medical services.

     Management believes that today's changing environment for health care delivery will place a premium on consolidation of various types of health care providers into larger entities, and that consolidation and group practice constitute the most desirable environment for medical services in the 1990s. Management further believes that consolidation should benefit health care providers by providing standard fees for services nationwide, volume buying to hold down costs, centralized billing and purchasing operations, group insurance coverage, a national marketing program, and an integrated network of professionals. Inasmuch as such beliefs extend to foreign countries, the Company contemplates the development of similar health care centers in Latin America and Europe.

     The Company has no employees at present devoted exclusively to its health care business.

     To commence its program, the Company intends to acquire individual medical, chiropractic, dental, and other practices, with a view to establishing a system with common procedures and marketing. While the Company will seek to acquire the professional corporations which operate such practices, in states where such ownership is not permitted, the Company will seek to enter into management contracts. It will then initiate the integration and educational processes necessary to develop a comprehensive health care delivery system. As soon as possible, the Company will seek to relocate such practices into multi-disciplinary health care centers managed by the Company. Management's current plans contemplate that development of its multi-disciplinary health care centers will commence within two years. This delay reflects the complexity of the project and the diversity of the health care areas which the Company seeks to bring together. Ultimately, it plans to create a national network of such multi-disciplinary centers. It is estimated that it will take three to five years to combine many of the practices. There can be no assurance that the project can be accomplished in such time period, or that, if accomplished, such centers would be successful.

     To ensure and facilitate continuing education for its professional staff, the Company will seek to affiliate its health care centers with recognized medical schools, chiropractic schools, and universities. It will also seek to expand income for its health care staff by providing opportunities to obtain additional certification in related fields, as for example by Recredentialing chiropractors as licensed physical therapists. The Company's plans have yet to be implemented, however, and will require substantial funds, availability of which will depend on the Company's success with concentrating and marketing its precious metals. There can be no assurance that management will be successful in inaugurating its health care program, or that, if inaugurated, such program will be successful.

     The Company will utilize the expertise of its real estate division for land search, acquisition, and development of its health care centers.

          2. Initial Agreements for Health Care Practices

     In 1993 and 1994, the Company entered into agreements for the acquisition of 16 chiropractic practices in exchange for shares of the Company's common stock; to date, a total of 1,855,720 shares have been issued for five of such practices. The number of shares to be issued varied from practice to practice, but was generally determined by multiplying the annual collected gross revenue of the individual practice by 1.5, and dividing that product by the market price of the Company's common stock, less 10%, on the date of issuance. In connection with such agreements, the Company agreed with their former owners that any income realized from the operation of such practices would not inure to the benefit of the Company until such time as its Exchange Act registration became effective. Accordingly, the Company has not realized any revenues with respect to such practices.

     More recently, the parties have discussed the legal and procedural complications of such acquisitions, and have agreed that consummation of such acquisitions should be deferred until a thorough study has been made of legal and regulatory requirements, and orderly arrangements can be made to comply with state laws and regulations. The Company is reexamining the status and validity of these agreements in light of all the circumstances, and other conditions in the contracts (including an obligation of the Company to complete a secondary offering of its securities within a prescribed time frame, which has now passed). It may be necessary to negotiate new arrangements, but many of the individuals party to such agreements have assured management of their continued interest in affiliation with the Company.

     To the extent permitted by state, federal and local laws and regulations, it is contemplated that the acquisitions will be structured as exchanges of the Company's stock for stock of the professional corporation owning each practice, with each practice becoming a wholly owned subsidiary of the Company. In other states, the Company may enter into agreements to purchase assets and manage the practices in exchange for an annual fee and, if permitted, a share of profits.

          3. Competition in Health Care Industry

     The market for health care services is highly competitive. In addition to competition from other national, regional, and local health care centers, the Company will be obliged to compete with hospitals, private clinics, physician groups, outpatient clinics, and home health care agencies. Several health care companies and other physician groups provide services like those to be provided by the Company, including companies and groups with established operating histories and significantly greater resources than the Company's. To the extent that reform measures proposed by the federal government make prepaid medical care an attractive market and provide incentives to form regional delivery systems, the Company may encounter increased competition.

     Management believes the primary competitive factors in health care services are quality of treatment, reliability of service, the ability to schedule patients and report examination results on a timely basis, the ability to comply with the requirements of regulatory authorities and third-party payers such as Medicare and private insurance companies, and the ability to attract and retain qualified licensed professionals. The Company's success will depend, in part, on its ability to compete effectively with respect to each of these factors through proper planning of staffing services, training of staff members in their respective disciplines, quality assurance programs, proper supervision of its staff members, and coordination of treatment plans with patients, patients' families, and the facilities' staff. Management believes its proposed program for recredentialling its staff members will assist the Company in attracting and employing qualified personnel.

     Many of the health care providers against which the Company will compete, however, are substantially larger and better capitalized, and have substantial records of profitable business operations. In addition, many of these competitors have substantially greater financial, marketing, human and other resources than the Company, which may give them competitive advantages in, among other things, the recruitment of licensed professionals, equipment acquisitions, and responding quickly to increased demand for rehabilitation and other services. No assurance can be given that the Company will be able to compete effectively against these other health care providers.

          4. Regulation of Health Care Providers

     The health care industry is subject to extensive regulation by federal, state, and local governments. The various levels of regulatory oversight will affect the Company's health care business by controlling its growth, requiring licensure and/or certification of its facilities, regulating the use of its properties, and controlling reimbursements to the Company for services provided. These laws include fraud and abuse provisions in the Medicare and Medicaid statutes, which prohibit solicitation, payment, receipt, or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid covered services, and laws that impose significant penalties for false or improper billings for physician services. These laws also impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. Violation of these laws can result in substantial civil or criminal penalties for individuals or entities, including large civil money penalties and exclusion from participation in the Medicare and Medicaid programs. Such exclusion and penalties, if applied to the Company's physicians, could result in significant loss of reimbursement or even bankruptcy.

     In some states, ownership of physicians' practices by publicly held corporations is prohibited. Management believes, however, that the Company's acquisition of health care practices and operations can be structured in such a way as to comply with existing laws in most states in which it is interested in conducting such business, or that alternative arrangements can be entered into. Moreover, the laws of most states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws and their interpretation vary from state to state, and are enforced by the courts and regulatory authorities with broad discretion.

     There can be no assurance, however, that review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the Company's proposed operations, or that the health care regulatory environment will not change so as to restrict the Company's proposed operations or future expansion.

     Through the Medicare program, the federal government has implemented a resource based relative value scale ("RBRVS") payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increase or decrease at the discretion of Congress. RBRVS-types of payment systems have also been adopted by certain private third-party payers and may become a predominant payment methodology. Increased dissemination of such programs could reduce payments by private third-party payers and could indirectly reduce the Company's operating margins to the extent that costs of providing management services related to such procedures could not be proportionately reduced.

F. Education and Learning Centers

          1. Description of the Business

     In March 1994, the Company agreed to acquire three learning centers from William Jackson in exchange for 1,200,000 shares of the Company's common stock. Two of such centers, located in Toronto, were owned and operated by two Ontario corporations operating under the name Academy for Mathematics and Science; the third center was to be opened in the United States. The centers offered remedial courses in mathematics, science, and English to children in grades two through 12.

     In February 1997, the Company and Mr. Jackson determined to rescind the acquisition of the two centers in Toronto, and Mr. Jackson has agreed to return the 800,000 shares issued for these two centers. It is contemplated now that Mr. Jackson and his wife, Jacqueline Jordan, will open a center in Reno, Nevada, which center will offer remedial courses in mathematics, science, and English to children in grades two through 12, and pre-college and university level courses, with future expansion into computer and internet courses.

     A deposit has been made on office space in Reno, Nevada, and it is contemplated that Mrs. Jordan will move to the United States to organize and manage such center.

          2. Risk Factors

     Commercial learning centers are a relatively new industry, for which reason there is not yet significant competition. Operation of private schools is frequently the subject of state and local regulation in the United States. At least initially, the center will seek to avoid certification by operating as a tutoring service rather than as a private school. It is anticipated that increased competition will develop in this field; other organizations providing such services already exist. There can be no assurance that the Company will be successful in establishing any learning centers, or that, if it does, such centers will result in profitable operations.

G. Health Care Education, Research and Development

          1. Description of Mexican Joint Venture

     In 1994, the Company entered into a joint venture agreement with Immobiliara y Fraccinoadora del 1 Nueva Viscaya, S.A. de C.V. and Oscar Neninger
G. (INMOB) for the development of approximately 11,625 acres in Sonora, Mexico, for a research and development, educational, and recreational center. Such venture is presently dormant for lack of financing, liens recently attached to such property, and inability to determine the availability or feasibility of developing sewer, water and similar connections.

          2. Terms of Company's Interest.

     Consummation of the agreement is contingent on the Company's ability to raise financing for project development; if successful, the Company would receive a two-thirds interest. The Company has expended approximately $215,000 in furthering the project, which monies were borrowed from The R.K. Company ("R.K. Company"), a stockholder of the Company. The Company is examining its options in light of the fact that financing has not materialized, developments affecting the joint venture's title to the property, and the amount of monies which would be required to effect the first stage of such development, estimated to be approximately $80,000,000. The Company has not yet entered into discussions with any financial institutions or other sources for financing this project.

     No assurance can be given that the title will in fact be conveyed as contemplated by the agreement, or that the Company will be able to obtain the financing for development of the project. Nor can there be any assurance that, if developed, the project will be completed and will be successful.

H. Real Estate

          1. Description of the Business

     In 1994, the Company entered into an agreement with two real estate holding companies then beneficially owned by Robert R. Krilich, Sr., The Senior Group ("Senior Group") and The Rainbow Group ("Rainbow Group"), to acquire a diversified portfolio of properties including commercial, residential, industrial, recreational, and other real estate. (See "Item 2-Description of Property".) Subsequently, Senior Group and Rainbow Group merged into The R&S Group ("R&S Group"), all of whose beneficial interests are owned by the Company, and which are controlled by Mr. Furlong, as the Company's president. R&S Group is a common law business organization, as were Senior Group and Rainbow Group.

     Subsequently, disputes have arisen with respect to such properties, and deeds of conveyance have yet to be recorded in the Company's name or in the name of its subsidiary, R&S Group. Such disputes relate to the sellers' representations as to value at the time of the contract, transferability of marketable title, the absence of or need for permits, and other matters described below. (See "Item 2-Description of Property".)

     While some of the properties acquired or to be acquired from Rainbow and Senior Groups are income producing, the Company has not yet received any income on account of the disputes referred to above. Most of the properties acquired from Senior and Rainbow Groups will require the expenditure of considerable funds for development. The Company is actively seeking to generate funds for this and other corporate purposes by selling some or all of those properties which are not income producing; it will also consider the sale of income producing properties. (See "Item 6-Management's Plan of Operation".)

     In August 1996, R&S Group entered into a partnership agreement to develop a hotel on 1.5 acres of the land owned by it near Route I-95 in Dania, Florida. The Company has a 50% interest in the proposed development; the remaining 50% will be owned by Fairdan Suites, Inc., which will also manage the hotel for a fee equal to 5 % of gross revenues. Fairdan is responsible for arranging the financing. The Company's interest is subject to transfer of the property in accordance with the terms of the stock exchange agreements with Rainbow Group and Senior Group. There can be no assurance that clear title to the property can be obtained (see "Item 3-Legal Proceedings"), that Fairdan Suites, Inc., will be successful in obtaining financing for the project, or that such development, if and when effected, will be successful. Such projects are subject to many variables, including but not limited to ordinances, regulations, building codes, availability of labor and materials, availability and terms of financing, and its attractiveness to guests and residents. The development is still in the planning stage. One year after a hotel opens on the property, the parties' interests become subject to a "buy-sell" agreement, pursuant to which either party must sell its interest at the price offered by the other, or purchase the other's interest at such price.

     From time to time, the Company may seek to acquire additional real estate for stock, where management believes such property combines attractive income with desirable capitalization rates. Such properties may include office and apartment buildings, malls and industrial parks, hotels, and special purpose buildings, as well as undeveloped acreage.

          The Company does not presently employ anyone in its real estate division.

          2. Acquisition of R&S Group Properties

     The agreements with Senior Group and Rainbow Group provided for the Company to acquire 100% ownership of such entities, each of which is a common law business organization, in exchange for 62,374,363 shares and 68,479,611 shares, respectively, of the Company's common stock. All of such shares were assigned to R.K. Company, a common law business organization which the Company believes is beneficially owned and/or controlled by Mr. Krilich. The market price of the Company's common stock was agreed to be $2.50 per share as of June 27, 1994, and it was agreed that 50% of the shares to be issued should equal the value of the various properties. It was further agreed that, if the market price of the Company's shares declined, the sellers would be entitled to such additional shares as necessary to make up the difference. While the agreement is difficult to interpret and is subject to the various disputes described elsewhere in this report, Senior Group and Rainbow Group have received additional shares amounting to 11,439,300 and 28,909,688, respectively, making a total of 171,202,962 shares issued for such properties. If adjusted to reflect current prices of the Company's stock, the sellers could be entitled to a significant number of additional shares. It is the Company's belief that the sellers made material misrepresentations as to the value of properties acquired from or through Senior and Rainbow Groups, that as a result such properties were significantly overvalued, and that the agreement is so unclear that it is impossible to determine what, if any, additional shares would be required. It is the Company's intention to contest and settle such obligation in connection with any settlement or litigation with Mr. Krilich, the former beneficial owner, and his affiliates, arising out of the contract(s) with Senior and Rainbow Groups. Should a court of law disagree with the

Company's interpretation of the circumstances, the Company's stockholders could incur significant dilution of their investment.

     In June 1994, the Company agreed with the former owners of the Senior and Rainbow Groups that the beneficial interest to the income and expenses of these properties would not inure to Company's benefit until such time as its Exchange Act registration became effective. The Company's stock was in the meantime held in a trust capacity, without voting rights, and the former owners paid all carrying costs of the properties, including interest and taxes. Notwithstanding that the Company's Exchange Act registration became effective in February 1997, the sellers have yet to provide the Company with any such income or any accounting.

     As part of the consideration for such properties, the Company issued options to purchase 12,500,000 shares of the Company's stock to Rainbow Group, and options to purchase 12,500,000 shares of the Company's stock to Senior Group, in each case exercisable for a period of 10 years at $1.00 per share, and additional options for 12,500,000 shares each exercisable at the last trading price on the day before the option is exercised (but not less than 110% of the price as of the date of the options' grant). These options were assigned to R.K. Company.

     All of such properties were to have been transferred free and clear of any encumbrances, including notes or mortgages. Most of the Company's property in Oakbrook Terrace, Illinois, has been conveyed to Senior Group (now R&S Group) by a recorded deed of conveyance. None of the other properties have yet been conveyed, but the Company has in its possession executed deeds and other instruments of conveyance. The Company has since determined that certain of such properties were not as represented. or are incapable of transfer on the terms agreed. (See "Item 3-Legal Proceedings".)

     None of the income attributable to such properties has been delivered to the Company. The Company has taken the position that with respect to several of the properties, material misrepresentations were made as to value, lack of government permits, liens, inability to deliver marketable title, and/or similar issues. Therefore, the sellers' rights to additional shares of the Company's stock, and the outcome of related issues cannot be determined at this time, but it is not impossible that the acquisitions could be found void, in which case the Company would lose its interest in such properties, or that it would have to pay a substantial amount of additional shares to the sellers. (See "Item
3-Legal Proceedings".)

          3. Competition

     The Company will be competing with numerous other real estate companies and individuals with respect to the sale of its properties, the acquisition of other real estate, financing the development of its real estate, and finding suitable tenants or buyers. Competition among private and institutional purchasers, both domestic and foreign, for real property investments has increased substantially in recent years. Increases in demand have resulted in gradual increases in prices paid for real estate, and consequently higher fixed costs. With lending restrictions becoming tighter, success in this industry continues to narrow to entities with greater equity positions and professional management teams. There can be no assurance that the Company will be successful in obtaining suitable properties or that if investments are made, the Company's objectives will be realized.

          4. Regulation

     The real estate development industry is subject to regulation by federal, state and local governments in numerous ways, including laws and regulations addressing zoning, land use, and environmental issues. The various levels of regulatory oversight may adversely affect the Company's real estate activities.

Item 2. Description of Property

A. Precious Metal Concentrates and Mineral Rights

     The Company owns a substantial deposit of ore concentrate located approximately 40 miles from Prescott, Arizona, which management believes, on the basis of assays by an independent metallurgist/assayer, contains substantially in excess of 500,000 tons. Tests by Metallurgical Research & Assay Laboratory of Henderson, Nevada, independent geologists, indicate that such concentrate contains commercial quantities of precious metals, including gold, platinum, iridium, and osmium. Sample tests (using a process known as "DCP") indicate as much as 1.2 ounces of gold, 5 ounces of platinum, and 10 ounces of osmium, among other precious and rare earths, in each ton of concentrate. The Company owns the concentrate outright; it also has the mineral rights on the surrounding 340 acres pursuant to a mineral lease which expires in 2001. Gold in the form of nuggets was extracted from the property's surface by high grading (the extraction of free gold from the surface) from the 1970s to 1994, when the property rights were acquired by Peeples LLC. The Company's concentrate consists of the tailings from such high grading operations which were placed in a pit. Payments under the lease are less than $10,000 per year.

     Through Peeples Mining, its wholly owned subsidiary, the Company also owns seven 20-acre lode mining claims near Mesquite, in Clark County, Nevada. Three composite samples from the top three feet tested by Metallurgical Research & Assay Laboratory indicate commercial quantities of precious metals, including gold, platinum, iridium, and osmium in approximately 1,050,000 tons of ore. Maintenance of the mineral lease rights requires annual assessment work on the claims, for which approximately $500 per year is currently expended. This property was acquired by F&H Mining in 1987.

     In February 1997, the Company acquired 17 lode claims on 360 acres of land in San Bernardino County, California, approximately 30 miles from Barstow, California, which claims include all mineral rights. Such property includes a 600 foot deep shaft which operated from approximately 1920 until the late 1930s, when operations were suspended on account of shortages incident to World War II. Although not presently operating, the property was mined by high grading over the past 20 years, and gold was produced as recently as 1996 using pan and water techniques. Only about one acre has been exploited by such operations.

B. Real Estate

     By virtue of its contracts with Senior Group and Rainbow Group (now R&S Group), the Company has contractual interests in the properties described below. Until February 1997, when the Company's Exchange Act registration became effective, all revenues were to be retained by and all taxes and other costs relating to such properties were required to be paid by the sellers.

     The Company has in its possession deeds and other executed documents of conveyance for all of such real estate. None of such deeds have been recorded, however, with the exception of certain property at Oakbrook Terrace, Illinois (items a and b below), as to which deeds have been recorded in the name of Senior Group. All of Senior Group's assets were subsequently assigned to R&S Group, which is owned and controlled by the Company, but such transfer has yet to be recorded. The Company is proceeding with recordation of its deeds or other documents of conveyance for the other properties, which was not previously done because the Company's Exchange Act registration statement was not yet effective.

     Problems may be encountered in consummating the acquisition of some or all of the properties acquired from Rainbow and Senior Groups. In March 1997, the Company learned that Mr. Krilich had transferred and recorded title to properties in Tennessee which were to have been transferred to Senior and/or Rainbow Group to R.K. Company, which the Company believes is beneficially owned and/or controlled by him. In September 1995, the U. S. District Court for the Northern District of Illinois entered an order enjoining Mr. Krilich and others from transferring, disposing of, or otherwise dealing with any property owned or controlled by Mr. Krilich in any way which would affect its value, without posting security in the amount of $20,000,000. (See "Item 3-Legal
Proceedings".) It is the Company's position that its agreements with Rainbow and Senior Groups were executed before such order was entered, and that the Company had no information of any proceedings which could restrict its rights to acquire and deal with such properties. The effect of the order on conveyance of the properties acquired from Rainbow and Senior Groups cannot yet be determined, but management believes that this issue will be resolved in the near future, by court proceedings if necessary.

     It had been agreed that, pending effectiveness of the Company's Exchange Act registration statement, the sellers would keep all income from the properties and pay all taxes and costs relating to maintenance of the properties; consequently, the Company was not entitled to any income from such properties until February 1997, when its Exchange Act registration in fact became effective. Demand has been made on the managers and trustees of such properties, on Mr. Krilich, who the Company believes controls such managers and trustees, and on most of the tenants of such properties, to the effect that all payments deriving from such properties are to be made to the Company. To date such persons have refused to comply with such demand, and the Company believes that such monies are continuing to be paid to or as directed by Mr. Krilich.

     In April 1997, the Company (through its wholly owned division, R&S Group), filed a legal action in the Circuit Court of DuPage County, Illinois, against Mr. Krilich, Royce Realty, R.K. Company, and other entities controlled by him, demanding an accounting and cooperation in effecting transfer of title and payments from such properties. (See "Item 3-Legal Proceedings".)

     A number of other disputes have arisen with respect to the obligations of the sellers, both of whom were controlled by Mr. Krilich at the time, under these agreements. It is contemplated that such disputes will be settled in connection with the above referenced litigation. (See "Item 3-Legal Proceedings".) Because of such disputes and litigation, the Company does not have reliable or current information with respect to acreage, size, rents, occupancy, lease terms, or insurance.

     The Company's contracts call for conveyance of the following properties, for which full payment has been made:

a. 26 rental town houses, with a tennis court and swimming pool, part of a development known as Royce Renaissance, in Oakbrook Terrace, Illinois. 4,550,000 shares of the Company's common stock were is sued for this property, whose value was represented to be $9,100,000. The Company has recorded a deed conveying the property to Senior Group (now R&S Group, which is owned by the Company), but rents received on account of this property have not been turned over to R&S Group. This and the following properties are subjects of the lawsuit filed by the Company in April 1997. (See "Item 3-Legal Proceed ings ".)

b. A three story office building, a restaurant/catering/banquet facility, and a single story building formerly used as a model building for potential apartments near the Royce Renaissance development in Oakbrook Terrace, Illinois. The Company also has recorded a deed conveying this property to the Senior Group. The buildings require build out for utilization, and are presently unoccupied, except for one half of the third floor, which is occupied by Mr. Krilich and certain of his affiliates. 9,915,500 shares were issued for this property, whose value was represented to be $19,831,000.

c. A leasehold interest, believed to have six years remaining, in a property located in Northbrook, Illinois, currently leased to a motel known as The Sybris Inn. The inn, consisting of more than 50 cot- tages, is believed to be leased to an operator for more than $40,000 per month. 3,750,500 shares were issued for this property, whose value was represented to be $7,500,000. Lease payments are currently being being made to Royce Realty, which has thus far refused to convey such rents. (See "Item 3-Legal Proceedings".)

d. A 100 % interest in the Lakemoor Country Club in Lakemoor, Illinois, including the surrounding 155 acres, clubhouse, lakes, restaurant lease, etc. 2,888,889 shares were issued for this property, whose value was represented to be $6,500,000. The Company is not aware of any operations at the club in 1995 or 1996, nor is it aware of any revenues from such property. The property is the subject of finding of forfeiture by a jury in a judicial proceeding against Mr. Krilich (see "Item 3-Legal
     Proceedings").

e. The entire beneficial interest in Deer Park Trust, which owns a 50% interest in a shopping center located in Palatine, Illinois. 4,876,000 shares were issued for this property, whose value was represented to be $10,970,000. Lease payments are being made to the trustee, whom the Company believes is an attorney for Mr. Krilich, and the trustee has thus far refused to convey the Company's share of such rents to the Company. Management has directed the trustee to pay such rents to the Company, but he has thus far refused to comply. (See "Item 3-Legal Proceedings ".)

f. A site of approximately 6,200 square feet located in a strip mall in Schiller Park, Illinois, which includes leases for a Denny's Restaurant and a MaCleen's car wash. 4,500,000 shares were issued for this property, whose value was represented to be $10,125,000. The Company believes that title is currently in a land trust for the benefit of and/or controlled by Mr. Krilich, with rents being collected by Royce Realty. The Company has an assignment of Mr. Krilich's beneficial interest in an Illinois land trust, but it has not received any records or accounting for income. (See "Item 3-Legal Proceedings ".)

g. 12 acres of undeveloped land zoned commercial, near Stirling Road and Route I-95, in Dania, Florida. 12,500,000 shares were issued for this property, whose value was represented to be $28,125,000. Extensive title work remains to be done to enforce the Company's interest in this property. A portion of this property is subject to a joint development agreement between R&S Group and Fairdan Suites, Inc., for develop ment of a hotel (see "Item 1-Description of Business").

h. A leasehold interest in half the third floor in the office building located at Royce Renaissance in Oakbrook Terrace, Illinois. 292,750 shares were issued for such interest, whose value was represented to be $658,688. It had been intended that such space would be occupied by the Company, but build-out was never completed.

i. A 73 % interest in the land containing the golf course for Country Lakes Country Club in Naperville, Illinois. 6,222,222 shares were issued for this property, whose value was represented to be $14,000,000. Food and beverage operations are believed to be leased to a third party for approximately $10,000 per month. This property is subject to a verdict in the U.S. District Court for the Northern District of Illinois finding that such property is subject to forfeiture under federal RICO statutes. (See Item 3-Legal Proceedings".)

j. A water and sewage disposal facility at Lakemoor, Illinois, which was to serve the Lakemoor Country Club and a 500 unit apartment complex. 1,244,444 shares were issued for this property, whose value was rep resented to be $2,800,000. The facility is not currently operational because the necessary permits were either not issued or expired, and is the subject of injunction proceedings filed by the Illinois Environ mental Protection Agency. (See "Item 3-Legal Proceedings".)

k. A restaurant site located at Lawrence Avenue and River Road, Schiller Park, Illinois. 355,556 shares were issued for this property, whose value was represented to be $800,000. The seller had represented that there was an operating restaurant on the site, which proved not to be the case.

1. Approximately 419 acres of vacant land in Gallatin, Tennessee. 15,555,556 shares were issued for that portion suitable for subdivision into single-family building lots, whose value was represented to be $35,000,000. 25,500,000 shares were issued for those portions planned for development of a golf course, clubhouse, marina, apart- ments and a hotel. The value of such portion was represented to be $51,000,000. Management believes such property was materially overvalued by the seller.

m. Oakbrook Terrace Utility Service, servicing the Royce Renaissance Center and a 17 story office building known as Lincoln Centre. 1,244,444 shares were issued for this property, whose value was rep resented to be $2,800,000. The sellers represented that this was the only fresh water supplier authorized to supply Royce Renaissance Center, Lincoln Centre, and other parts of the City of Oakbrook Terrace, Illinois. The Company believes this to be a misrepresentation of the facts.

n. Approximately 58 acres of undeveloped land zoned commercial on Dickerson Road, in Nashville, Tennessee. 25,300,000 shares were is sued for this property, whose value was represented to be $50,600,000. Management believes such property was materially overvalued.

o. A 50% interest in a parcel of land just off Route 70 near Bellevue, Tennessee. 3,200,000 shares were issued for this property, whose value was represented to be $6,400,000. The Company believes that this property, which was recently recorded by Mr. Krilich in the name of R.K. Company, was materially overvalued by the seller.

p. Approximately 29 acres of land adjoining the above mentioned land near Bellevue, Tennessee. 1,500,000 shares were issued for the bulk of such property for which development with single family homes was deemed suitable, the value of which was represented to be $3,000,000. 500,000 shares were issued for a small commercial site adjoining such parcel, whose value was represented to be $1,000,000. The Company believes that this property, which was recently recorded by Mr. Krilich in the name of R.K. Company, was materially overvalued by the seller.

     The Company did not obtain appraisals of such properties; in some cases letters from real estate professionals as to the value of the properties to be acquired were supplied by Mr. Krilich, in other cases the representations of Mr. Krilich were relied upon. In some cases, the value ascribed was based on anticipated income from the property following development.

     The Company now believes that, in some cases, material misrepresentations were made as to value, or that clear title cannot be obtained. As part of the consummation of these transactions, the Company will attempt to reconcile the value of each property acquired with the number of shares issued; such reconciliation may result in an adjustment in the number of shares issued for one or more of such properties, but there can be no assurance that the sellers will agree to such revaluation without litigation, or that a court would find in favor of the Company. (See "Item 3-Legal Proceedings".)

     Where management is required, such properties are currently managed by Royce Realty, whose sole stockholder is believed to be R.K. Company, a stockholder of the Company, or Mr. Krilich, also a stockholder of the Company. (See "Item 12-Certain Relationships and Related Transactions".) The Company plans to terminate any interest or involvement of Royce Realty in any of the properties. Management presently intends to sell some properties and perhaps develop some properties directly as financing permits. Other properties may be leased to others with a requirement that the property be developed.

     The Company may acquire other properties in the future, with a view to prospective income rather than resale. The Company has no limitations on the percentage of assets which may be invested in any one investment or type of investment.

C. Offices

     The Company's executive offices are located in suite 22F, 100 North Arlington Avenue, Reno, Nevada, where it occupies two offices and a store room provided by the Company's president, Mr. Furlong, without rent. Mr. Furlong also provides an office in his house at 60 Bay Colony, Ft. Lauderdale, Florida, for which it pays no rent. (See "Item 12-Certain Relationships and Related Transactions".)

D. Other Property

     Through its subsidiary Peeples Mining, the Company owns certain mining equipment, including washer and concentrating equipment, loaders, a bulldozer, and trucks, which the Company values at approximately $500,000. As a result of its combination with F&H Mining, Peeples also owns certain equipment for leaching and testing head ores, valued at approximately $50,000.

     As part of its agreement with Senior Group in June 1994, the Company acquired a 50 % interest in Rainbow Air Corporation, which owns two boats (43 and 63 feet respectively) and a 50% interest in a Hawker aircraft. 4,526,502 shares were issued for the interest in Rainbow Air Corporation, whose value was represented to be $10,184,630. Rainbow Air Corporation also owned a 50% interest in a 110 foot motor yacht, the R Rendezvous, located in Ft. Lauderdale, Florida. The yacht was valued at $6,000,000, and 1,333,333 shares were issued for the remaining 50% interest. Management currently plans to use the R Rendezvous for charter cruises and for promotional purposes. The Company is in the process of reevaluating this transaction to ensure that the number of shares issued accurately reflect the intent of the parties.

Item 3. Legal Proceedings

A. Mar-Pro Transaction

     In September 1996, the Company brought an action against Mar-Pro Services, Ltd., an Irish corporation ("MarPro"), Asset Resource Management, and Robin Rood IV, in the Second Judicial District Court, Washoe County, Nevada, to rescind the purchase of certain ore concentrates by the Company.

     In March and August of 1995, the Registrant entered into two agreements for the purchase of a total of 150 tons of ore materials represented to be highly concentrated. 41,749,500 shares were issued for this ore, whose value was represented to be in excess of $100,000,000. The first agreement, dated March 15, 1995, was with Mr. Rood doing business as Asset Resource Management; under that agreement, the Company purchased what was represented to be 80 tons of concentrated ore material with a value of approximately $55,000,000; the second agreement was with Asset Resource Management and Mar-Pro, pursuant to which the Company purchased what was represented to be an additional 70 tons with a value in excess of $45,000,000. The concentrate was delivered by Mar-Pro and is stored in sealed and numbered containers at warehouses in Las Vegas, Nevada, and Long Beach, California

     The Company's suit alleges that the concentrate delivered by Mar-Pro and Asset Resource Management did not assay at the value represented by Mar-Pro and Mr. Rood, but on the contrary has no value at all. In October 1996, the Company obtained a preliminary injunction enjoining the transfer of the Company's stock issued in connection with such transactions. The Company has cancelled the 41,749,500 shares issued in connection with such transactions, and such shares are no longer listed as outstanding in the Company's books and records.

B. Krilich Real Estate

     As pointed out above (see "Item 2-Description of Property "), the
Company's right to the properties and income from the properties subject of its contract(s) with Senior Group and Rainbow Group (now R&S Group) has now vested, but the persons controlling such properties have declined to cooperate to assure the conveyance of or account for revenues from such properties. As previously stated, in some cases deeds have been delivered made out to Senior Group and/or Rainbow Group (now R&S Group), but such deeds have not yet been recorded because of court orders against Mr. Krilich. The sole exception to this is the above deed for most of the Oakbrook Terrace property, recorded in the name of Senior Group. In cases where the property was grossly overvalued or clear title cannot be obtained, the Company intends to adjust the number of shares, including shares previously issued. The Company's obligation to issue additional shares on account of the reduced market price for the Company's stock is also likely to be an issue.

     In April 1997, R&S Group and Maurice Furlong, individually and as a director/trustee of R&S Group, filed a law suit in the Circuit Court of DuPage County for equitable relief and damages against Royce Realty, Mr. Krilich, R.K. Company, Senior Group, Rainbow Group, and others. Such action seeks a declaration that R&S Group is the sole owner of any all real and personal property owned by Rainbow Group and Senior Group, a constructive trust on the rents and income obtained from the properties assigned to R&S Group, an accounting for such rents, and delivery of the proper deeds, bills of sale, and documents of title to the personal and real property assigned to R&S Group.

C. Certain Proceedings Involving Robert R. Krilich, Sr.

     It is management's understanding that Robert R. Krilich, Sr., a shareholder of the Company, owns or controls all or a majority interest, directly or indirectly, in R.K. Company, which is the owner of more than 5% of the Company's issued and outstanding shares.

     Mr. Krilich has been named a defendant in at least the actions listed below. Several of such actions involve parcels of real property which are the subject of agreements between the Company and Senior Group and/or Rainbow Group, and such actions could affect the Company's ability to consummate the acquisition of such properties and utilize them in its business.

     Further, the Company believes that it may be the target of claims that the Company is no more than a vehicle for the transfer of real estate by Mr. Krilich. It is possible, therefore, that plaintiffs in these actions may claim that the Company is the alter ego of Mr. Krilich, or that Mr. Krilich has used the Company to hide or shelter assets. It is the Company's opinion that such claims would be groundless. Nevertheless, to the extent that the Company must defend itself in any action against such claims, or to the extent such actions involve real property the Company has acquired or agreed to acquire, the following actions may have a negative effect on the Company's operations.

          1. Environmental Proceedings, Oakbrook Terrace Property

     In August of 1992, the United States filed a complaint in the U.S. District Court, Northern District of Illinois, against Mr. Krilich and other entities which the government claimed were closely held by him. The complaint alleged that defendants had discharged fill material into woodlands on two Chicago area construction sites without permits in violation of the Clean Water Act. The parties entered into a consent decree which, among other things, provided for a remediation plan which would bring the property in question into compliance with federal law. In April 1996, the United States brought an action alleging violation of such consent decree, seeking sanctions for violation of the decree and enforcement of its remediation provisions. The action involves the Company's property in Oakbrook Terrace, Illinois, and Sullivan Lake property in Lakemoor, Illinois, identified in Item 2-Description of Property, above, and could have a negative effect on the Company's ability to operate, sell, or otherwise utilize such property. Such litigation is still pending.

          2. Environmental Proceedings, Lakemoor Utilities

     In September 1996, the Illinois Environmental Protection Agency filed an action in the Circuit Court, Lake County, Illinois, against Mr. Krilich, Royce Realty, and Parkway Bank & Trust, to enjoin operation of the waste water treatment facility operated by defendants, and to impose monetary fines and penalties. The complaint alleged that the defendants did not have the necessary operating permits for the facility, such permits having expired. The action involves the water and utility services located in Lakemoor, Illinois, one of the properties subject of the Company's contract with Rainbow Group (see "Item 2-Description of Property "), and could have a negative effect on the Company's ability to operate or sell the facility, especially to the extent the State continues to enjoin operations at the facility.

          3. Misstatements, Financing

     In February 1995, Mr. Krilich was indicted by a Federal grand jury in Chicago, Illinois, on multiple counts including, among others, making false statements to a financial institution in violation of 18 U.S.C. ss. 1014. The indictment also contains "RICO " allegations, and sought the forfeiture of currency and real property. Following a jury trial in September 1995, Mr. Krilich was convicted on all counts, and the Country Lakes Country Club golf course in Naperville, Illinois, was found to be forfeitable to the United States. The Country Lakes Country Club golf course is one of the properties subject to the Company's agreement with Rainbow Group (see "Item 2-Description of Property"). Forfeiture would have a negative impact upon the Company's ability to consummate its exchange agreements with Senior and Rainbow Groups. The action is still pending and the Court has not entered a judgment on the verdict.

D. Threatened Legal Proceedings

     Management understands that since September 1995, there has been a Federal grand jury investigation in the Northern District of Illinois involving the Company. The Company has not been put on notice by prosecutors of the exact nature of the investigation because, as the Company has been informed, such proceedings are secret. Accordingly, the Company is unaware of the exact date when the proceedings began, the principal parties named in the proceedings, the facts underlying the proceedings, or the relief which may be sought as a result of the proceedings.

     The Company and its officers have been subpoenaed and have testified in connection with the investigation. The Company believes that the investigation may involve the sale of the Company's securities, the Company's acquisition of assets, and its relationship with Mr. Krilich. It is possible that the government was seeking to establish that the Company is Mr. participating in a scheme to hide Mr. Krilich's assets from government seizure, and may try to attach or encumber the assets acquired from him, Senior Group and Rainbow Group. The

Company has no direct information about such proceedings, however, and its belief as to the focus thereof is entirely speculative. Any action alleging violations of law or seeking to attach or encumber the Company's assets could have a negative impact on the Company's operations.

     The Company believes that any claim that it has violated any laws or that it is liable for any claims against Mr. Krilich would be without basis and would be unsuccessful.

E. Other Proceedings

     The Company is not a party to any other pending or threatened legal, governmental, administrative or judicial proceedings that would have a materially adverse effect upon the Company's financial condition or operation, nor are any of its properties subject to any such proceedings.

Item 4. Submission of Matters to a Vote of Securities Holders

     No matters were submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

     The Company's stock is currently traded over the counter. Quotations are carried on the National Association of Securities Dealers, Inc.'s Bulletin Board under the symbol "HCCA".

     The following table sets forth the range of high and low bid prices for the Company's common stock for the indicated periods as reported by NASDAQ's Bulletin Board research service. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:


1997                                  High Bid     Low Bid
                                      --------     -------
           Quarter ended March 31       $ .47       $ .10

1996
           Quarter ended December 31    $ .60       $ .17
           Quarter ended September 30    1.50         .50
           Quarter ended June 30         2.10         .50
           Quarter ended March 31        2.00        1.25
1995
           Quarter ended December 31    $3.10       $1.25
           Quarter ended September 30    2.05        1.06
           Quarter ended June 30         2.00        1.31
           Quarter ended March 31        2.25         .50

Holders

     The approximate number of record holders of the Company's common stock as of December 31, 1996, was 1,235

Dividends

     The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business.

Unregistered Securities Sold in 1996

     During the three years prior to December 31, 1996, the Company issued and sold the following unregistered shares of its commons stock:

     In January 1994, the Company issued 31,960,000 shares of common stock, of which 27,000,000 were issued to Maurice W. Furlong, and 3,960,000 shares were issued to James M. Troester for reorganization costs and services. The remaining 1,000,000 shares were issued to Nevada Agency & Trust Co., the Company's transfer agent, to extinguish indebtedness. All such transactions were exempt from registration under the Securities Act of 1994 (the "Securities Act") by virtue of Section 4(2) thereof.

     In May 1994, the Company issued 1,200,000 shares to William Jackson, in connection with the acquisition of three learning centers. It has been orally agreed that 800,000 shares will be returned in connection with recision of the acquisition of two of such centers. (See "Item 1-Description of Business ".) Such transaction was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     In May 1994, the Company issued 12,000,000 shares to Mr. Furlong in connection with the acquisition of F&H Mining. (See "Item I-Description of Business".) Such transaction was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     In May 1994, the Company issued 3,447,683 shares to six doctors in connection with the acquisition of certain chiropractic clinics. The issuance of 1,591,963 shares to one of such doctors was subsequently cancelled by mutual agreement, leaving a total of 1,855,720 shares. Such transactions were exempt from registration under the Securities Act by virtue of Section 4(2) thereof. These transactions are subject to renegotiation.

     In July 1994, the Company issued 51,479,611 shares to Rainbow Group and 6,374,363 to Senior Group in connection with the acquisition of such entities and or their real estate, subject to certain conditions subsequent. Such transactions were exempt from registration under the Securities Act by virtue of
Section 4(2) thereof. These transactions are the subject of dispute. (See "Item 3-Legal Proceedings".)

     In September 1994, the Company issued 8,000,000 shares to Zarzion, Ltd. and 12,000,000 shares to its three stockholders in connection with the acquisition of Peeples LLC. (See "Item I-Description of Business".) Such transactions were exempt from registration under the Securities Act by virtue of Section
4(2) thereof.

     In September 1994, the Company issued 3,000,000 shares to R.K. Company, 11,439,300 shares to Senior Group, and 25,909,688 to Rainbow Group, pursuant to price adjustment requirements contained in its agreements with Rainbow and Senior Groups for the acquisition of such entities and/or their real estate. Such transactions were exempt from registration under the Securities Act by virtue of Section 4(2) thereof. These transactions are the subject of dispute. (See "Item 3-Legal Proceedings".)

     In February 1995, the Company issued 5,000,000 shares to an individual as a finder's fee in connection with the proposed acquisition of real estate. Such transaction was exempt from registration under the Securities Act by virtue of
Section 4(2) thereof.

     In June 1995, the Company issued 22,000,000 shares of Common Stock to R.K., Company, at the direction of Senior Group and/or Rainbow Group, in connection with the proposed acquisition of property in Nashville, Tennessee, and charter of the yacht R Rendezvous described above. Such transaction was exempt from registration under the Securities Act by virtue of Section 4(2) thereof. This transaction is the subject of dispute. (See "Item 3-Legal Proceedings".)

     In August 1995, the Company issued 4,000,000 shares to the stockholders of NMC, a closely held company, in connection with the acquisition of NMC. (See "Item I-Description of Business".) Such transaction was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     In August 1995, the Company issued 41,749,500 shares to Mar-Pro in connection with the acquisition of certain ore concentrates. Subsequently the Company filed an action against Mar-Pro in connection with such transaction, and cancelled such shares. (See "Item 3-Legal Proceedings".) Such transaction was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     In August 1995, the Company issued an additional 100,000,000 shares to Zarzion, Ltd., in connection with its acquisition of certain mining properties and ore concentrates. (See "Item I-Description of Business ".) Such transaction was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     In August 1995, the Company issued 17,000,000 shares to Rainbow Group and 56,000,000 shares to Senior Group in connection with the acquisition of certain real estate pursuant to their prior agreements. Such transactions were exempt from registration under the Securities Act by virtue of Section 4(2) thereof. These transactions are the subject of dispute. (See "Item 3-Legal Proceedings".)

     In September 1995, the Company issued 275,000 shares to four individuals for legal services to R.K. Company in connection with the Company's proposed acquisition of a property known as Springer Mine, which acquisition was subsequently canceled. Such transactions were exempt from registration under the Securities Act by virtue of Section 4(2) thereof. It is the Company's position that such transactions will have to be reconciled with R.K. Company. (See "Item 3-Legal Proceedings".)

     In February 1996, the Company issued 309,551 shares to two individuals in connection with the Company's efforts to develop its health care segment. Such transactions were exempt from registration under the Securities Act by virtue of
Section 4(2) thereof.

     In June 1996, the Company issued 98,000,000 shares to R.K. Company in connection with the Company's agreement to acquire Springer Mine. Such transaction was exempt from registration under the Securities Act by virtue of
Section 4(2) thereof. The owners of Springer mine would not permit assignment of such shares from R.K. Company, and the acquisition was canceled. The issuance of 58,000,000 shares has been canceled by the Company, and the remaining shares will be the subject of reconciliation between the Company and R.K. Company. (See "Item 3-Legal Proceedings".)

     In June 1996, the Company issued 2,066,115 shares to the stockholders of MedAway, a closely held company, in connection with the acquisition of all MedAway's assets. (See "Item I-Description of Business ".) Such transaction was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     In July 1996, the Company issued 40,000,000 shares to the stockholders of ELF, a closely held company, in connection with the acquisition of ELF's television credit certificates. (See "Item I-Description of Business".) Such transaction was exempt from registration under the Securities Act by virtue of
Section 4(2) thereof.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The discussion contained in this Item 6 is "forward looking" as that term is identified in, or contemplated by, Section 27A of the Securities Act and
Section 21E of the Exchange Act. Actual results may materially differ from projections. Factors that could cause results to differ materially are described throughout this report.

Plan of Operation

     The Company's plan of operation for the immediate future is to focus on the sale of a portion of its ore concentrate, one or more of its AIN television time credit certificates, and/or one or more properties out of its real estate portfolio, and to use the proceeds for development equipment and working capital for its mining and precious metals concentrate, for development and expansion of its music consulting business, and for marketing leases of its MedAway medical waste disposal units.

     The Company is seeking to raise approximately $6,000,0000 from sale of certain assets. Assets which are contemplated for sale include portions of the Company's ore concentrate, one or more of its AIN television time credit certificates, and certain real estate. There can be no assurance that the Company will be able to sell such properties in the immediate future because of the limited market for such assets, and because of title and related problems affecting the Company's real estate. If necessary, a private placement offering may be pursued in later 1997. Up to $5,000,000 would be used to fund equipment and operations for minerals processing; if less is required for this purpose, up to $1,000,000 would be used for development of the Company's real estate, and up to $1,000,000 would be used for the planning and organizational stages of the Company's health care segment. A portion of such proceeds would be used for working capital for marketing the Company's MedAway leases, and possibly for NMC. At such time as cash flow from one or more of these activities permits, the Company will seek to develop its health care line of business.

          1. Mineral Processing Operations

     The Company will seek to commence processing of its existing inventory of ore concentrates as a matter of first priority. To initiate such processing, the Company requires from $1,000,000 to $3,000,000 for equipment and another $2,000,000 for working capital, for which it is presently seeking an appropriate source of financing. The Company is exploring new, alternative technologies for which equipment is significantly less expensive, but which is proprietary, and which may require the negotiation of a joint venture arrangement. If less is required for such purposes, the Company will apply the surplus from any sale of properties for development of the Company's other lines of business described below.

     It is contemplated that the Company's mining and processing operations could be operational as soon as 18 months after availability of financing. At such time as the Company's planned facilities for producing dory bars are operational, it is expected that revenues from this source will generate sufficient cash flow for the Company's minerals division as well as for the needs of its other business segments. Such plans may be impacted by numerous contingencies, however, including but not limited to the accuracy of the various assays obtained by the Company, the actual quality and quantity of precious metals in such concentrates, the Company's ability to process such concentrates for a reasonable price and market its product, the Company's ability to generate funds through the sale of real estate or its television time credit certificates and/or a private placement offering, the outcome of its negotiations or litigation with Mr. Krilich and his affiliates, and state and federal regulation of the minerals operations contemplated by the Company.

          2. Entertainment Division

     At the same time, the Company plans to continue development of the activities of Nashville Music Consultants, Inc. ("NMC"). The Company's agreement for acquisition of NMC became effective February 4, 1997, and from that time, the Company is entitled to a management fee equal to 9% of NMC's gross revenues. Heretofore focused on country and western music and performers, NMC is expanding into gospel music. The Company is committed to trying to arrange $500,000 of financing for NMC's development. As of December 31, 1996, NMC had liabilities of $534,936, and experienced losses in 1996 of $201,393. The Company believes that NMC's cash flow is improving, but there can be no assurance that NMC will not require all or a portion of such financing to continue with its plans.

     However, NMC's plans may be impacted by several contingencies, including but not limited to the continued demand for country western and gospel music, its ability to locate and identify talented and marketable country western and Christian music writers and performers, and its ability to maintain cash flows to support its own business activities.

          3. MedAway Units

     The Company is currently engaged in marketing leases for its 24 MedAway 1 medical waste decontamination units to a hospital chain. The Company intends also to market leases of its units to hospitals, nursing homes, government entities, and related businesses. Working capital for this segment of the Company's business is hoped to be provided by initial lease arrangements with a substantial hospital chain; if such a sale does not soon materialize, the approximately $300,000 budgeted for this activity is anticipated to be available from sales of real estate owned or to be acquired by the Company and/or its AIN television time credit certificates. If such sales do not materialize in a sufficiently short period of time, the Company will seek a loan or loans to launch MedAway's marketing activities, or contract with one or more marketing representatives. When leased, each machine is expected to generate approximately $5,000 net income a month, which management believes will be sufficient to sustain operations for this segment of the Company's business. The Company plans to seek approval for assignment of the MedAway distribution agreement, or a new distribution agreement with the manufacturer as soon as the Company's financial resources appear sufficient to support expanded marketing.

          4. Learning Centers

     The Company intends to open a learning center in Reno, Nevada, in the summer of 1997. Approximately $50,000 is deemed necessary to commence operations, which funds are being provided by William Jackson and his wife Jacqueline Jordan. The Company's plans to start-up the learning center in Reno is dependent on Mrs. Jordan's moving to the United States, and on the funding committed by Mr. Jackson. Mr. Jackson's and Mrs. Jordan's plans to finance and start-up a learning center in Reno, Nevada, as a subsidiary of the Company may be impacted by various contingencies, including, but not limited to, their ability to apply their business strategy to the United States, and their ability to successfully compete with similar learning centers established in the United States.

          5. Health Care Centers

     The Company continues to plan a national chain of health care centers. Development of this business, however, will require significant investment, including costs associated with background research, professional fees, licensing, and organizational activities. It is hoped and anticipated that the Company's mineral and real estate sectors will provide funds for the organization of this line of business. The Company anticipates that the planning and organizational phase may be completed in mid- 1998, at which time the Company will commence marketing of its health care management and affiliation arrangements.

     Such plans may be impacted by several contingencies, including but not limited to the Company's ability to locate health care providers willing to participate with the Company; consumer acceptance of and demand for the health care centers contemplated by the Company; the Company's ability to generate funds through sale of real estate owned or to be acquired by the Company, and/or its television time credit certificates; the ability of its mining and mineral processing operations to generate excess cash flow for the health care segment's working capital; and state and federal regulation of the industry. When enough affiliates of various disciplines in one area have entered into contracts with the Company, the Company plans to combine such practices into multi-disciplinary health care centers. The goal will be to provide primary and alternative health care at "one stop" health care facilities. It is expected that funding for the multi-disciplinary health care centers will be obtained through traditional financing arrangements, supplemented by funds from the Company's mining and other operations. When a number of successful multi-disciplinary health care centers are in operation in the United States, the Company will seek to establish such centers in one or more foreign countries, initially in Central and South America.

     The Company intends to defer further commitments to the joint venture in Mexico in the light of certain unforeseen problems with the joint venture arrangements and title to the real estate in Mexico. As time and funds permit, the Company will explore the resolution of such problems and the availability of financing for the project.

          6. Real Estate

     It is the Company's intent to sell at least some of the real estate acquired from Senior and Rainbow Groups, particularly those properties which require long term development effort and/or significant financing.

     The Company's ability to sell or otherwise realize income from the properties acquired from Senior Group or Rainbow Group will be adversely affected by the disputes with Mr. Krilich, who formerly controlled (directly or indirectly) Senior and Rainbow Groups, and by certain court orders affecting Mr. Krilich and his properties. The Company has filed a lawsuit with respect to such properties with a view to perfecting its rights. (See "Item 3-Legal Proceedings".) Many of such properties are presently income producing, and will provide cash flow for the Company as soon as such disputes and problems are resolved. With respect to properties as to which it can perfect title, the Company will seek immediately to sell those properties which appear easily marketable. When funding becomes available for such activities, the Company may seek to develop those properties which appear capable of generating income in the near future.

     Such plans will be impacted by several contingencies, including but not limited to the unpredictability of the market for real estate, the outcome of the Company's disputes with Mr. Krilich, and the Company's ability to generate funds through its mineral processing segment to support development of its properties. The properties owned or to be acquired by the Company are located in different geographical locations. The real estate market will differ according to location and there can be no assurance that fluctuations in such markets will not negatively impact upon the Company's real estate operations. No assurance can be given that the Company will ever realize income from such properties.

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

     During the next 12 months, the Company will require significant additional funds to effect its plans. As indicated above, the Company is seeking to raise approximately $6,000,000 from the sale of mineral concentrates, AIN television time credit certificates, real estate owned or to be acquired by it, and/or a private placement offering. Absent such financing, the Company may be unable to effect its plans. Inasmuch as it is asset based with minimal operations, however, delay in obtaining such financing is not deemed to pose a significant threat to the Company's viability.

          Item 7. Financial Statements

               Index to Financial Statements

                                                                      Page
                                                                       no.
                                                                      ----
Accountant's Audit Report                                               33
Financial Statements
      Balance Sheet                                                     34
      Statement of Operations                                           36
      Statement of Changes in Stockholders' Equity                      37
      Statement of Cash Flows                                           40
      Notes to Financial Statements                                     41

Accountant's Report on Supplemental Schedules                           46
Supplemental Schedules
      Schedule A-Property, Plant and Equipment                         47
      Schedule B-Accumulated Depreciation of Property,
                  Plant and Equipment                                   48

                                                      W. DALE MCGHIE
                                                    Town & County Plaza
CERTIFIED PUBLIC ACCOUNTANT                 1539 Vassar St. Reno, Nevada 89502
                                                     Tel: 702-323-7744
                                                     Fax: 702-323-8288

              To the Board of Directors
   Health Care Centers of America, Inc.

                          ACCOUNTANT'S AUDIT REPORT

I have audited the accompanying consolidated balance sheets of Health Care Centers of America, Inc. and Subsidiary (A development Company) as of December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and from June 29, 1993 (date of reorganization) through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial consolidated statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Health Care Centers of America, Inc. and Subsidiary as of December 31, 1996 and December 31, 1995, and the results of their operations, changes in stockholders' equity and their cash flows for the years then ended in conformity with generally accepted accounting principals.


Reno, Nevada
April 18, 1997

             HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                       AS OF DECEMBER 31, 1996 AND 1995

                                    ASSETS

                                                          1996            1995
                                                          ----            ----
CURRENT ASSETS
       Cash (Note 1)                                   $   196,214      $    865
       Prepaid Expenses                                      1,500            --
       Inventory (Note 5)                                       --            --
                                                       -----------      --------

    Total Current Assets                                   197,714           865
                                                       -----------      --------

PROPERTY, PLANT & EQUIPMENT (Note 1)
       Equipment Held for Rent                             555,185            --
       Equipment                                            24,935        16,046
       Furniture & Fixtures                                  6,249         1,679
                                                       -----------      --------
                                                           586,369        17,725
       Less Accumulated Depreciation                        11,355         7,055
                                                       -----------      --------
       Net Property, Plant& Equipment                      575,014        10,670
                                                       -----------      --------
OTHER ASSETS
       Advertising Credits (Note 4)                     50,000,000            --
       Notes Receivable (Note 6)                           260,000       260,000
       Interest Receivable                                   6,600         1,650
       Organizational Costs, Net
              0f Amortization                               47,422        16,782
       Deposit held in Escrow                                   --       191,564
                                                       -----------      --------

       Total Other Assets                               50,314,022       469,996
                                                       -----------      --------

                                                       $51,086,750      $481,531
                                                       ===========      ========

  The accompanying notes are an integral part of these financial statements

             HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                       AS OF DECEMBER 31, 1996 AND 1995

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1996            1995
                                                       ----            ----
CURRENT LIABILITIES
      Accounts Payable                             $     28,206    $     31,460
      Shareholder Advance                                 4,400           4,400
      Accrued Expenses                                   51,756           5,474
      Notes Payable - Shareholder (Note 7)              462,809         462,809
                                                   ------------    ------------

      Total Current Liabilities                    $    547,171    $    504,143
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

      Common stock $ 001 par value;
      900,000,000 shares authorized;
        issued and outstanding;
        455,450,568 shares on
        December 31, 1996 and 372,324,902
        on December                                     455,451         372,325

        Paid in Capital                              64,297,530      13,502,179

        Retained Earnings                           (13,702,162)    (13,702,162)

        Deficit Accumulated during the
          Development Stage                            (511,240)       (194,954)
                                                   ------------    ------------

        Total Stockholders' Equity                   50,539,579         (22,612)
                                                   ------------    ------------

        Total Liabilities and Stockholders' Equit  $ 51,086,750    $    481,531
                                                   ============    ============


    The accompanying notes are an integral part of these financial statements

               HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
           AND THE PERIOD FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1996

                                                                                    June 29, 1993
                                                                                       Through
                                      December 31,   December 31,    December 31,      December
                                         1996            1995           1994           31, 1996
                                       ----------------------------------------       ---------
REVENUE                                $      --       $     --       $      --       $      --
                                       ----------------------------------------       ---------

EXPENDITURES

      Depreciation and Amortization       13,660           5,48           4,346          23,493
      Dues and Subscriptions               4,627             --           3,870           8,497
      Professional Fees                  119,545         48,305           8,508         176,358
      Postage and Courier Service         16,500          1,668             345          18,513
      Marketing & Promotion                1,367             --          31,116          32,483
      Travel and Entertainment            60,894         18,599          43,810         123,303
      Telephone Expenses                  35,761          4,679           2,572          43,012
      Other Office Expenses               26,473          4,592           6,772          37,881
      Wages and Benefits                      --             --           2,397           3,172
                                       ----------------------------------------       ---------

   Total Expenses from Operations        278,827         83,330         103,736         466,712
                                       ----------------------------------------       ---------

OTHER INCOME (EXPENSES)                 (278,827)       (83,330)       (103,736)       (466,712)
                                       ----------------------------------------       ---------

   Interest Income                         8,822          3,214              --          12,036
   Interest Expense                      (46,281)       (10,283)             --         (56,564)
                                       ----------------------------------------       ---------

     Total Other Income (Expense)        (37,459)        (7,069)             --         (44,528)
                                       ----------------------------------------       ---------
     Net Income (Loss) before
     Federal Income taxes               (316,286)       (90,399)       (103,736)       (511,240)
                                       ----------------------------------------       ---------

     Federal Income Taxes (Note 1)            --             --              --              --
                                       ----------------------------------------       ---------

     Net Income (Loss)                 $(316,286)      $(90,399)      $(103,736)      $(511,240)
                                       ----------------------------------------       ---------

     Net Income (loss) Per Share       $ (0.0008)      $(0.0004)      $ (0.0012)
                                       ---------       --------       ---------

    The accompanying notes are an integral part of these financial statements

               HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1996

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                        Retained    during the
                                                  Common Stock         Additional       Earnings   Development
                                               Stock        Amount   paid in Capital    (Deficit)     Stage
                                               -----        ------   ---------------    ---------     -----

   Balance at June 29,1993                   12,038,500   $ 240,770   $ 13,461,391   $(13,702,162)  $      --

   On June 29,1993: Issued
   Common stock to current
   shareholders for loss of prior stock       1,800,000      36,000        (36,000)            --          --

   Issued shares of common stock to
   Masterhouse Ltd. (a related party)
   for 3500 master recording value
   unknown                                    4,500,000      90,000        (90,000)            --          --

   Reverse stock split
   One share of new stock for three
   shares of old stock and change
   par value from S0.02 to $0.001           (12,225,667)   (360,657)       360,657             --          --

   Net loss through December 31,1993                                                                     (819)
                                            -----------------------------------------------------------------

   Balance December 31, 1993                  6,112,833       6,113     13,696,048    (13,702,162)       (819)


   In January and May 1994, Common
   stock issued for services, value
   unknown                                   43,960,000      43,960        (43,960)            --          --

*  In May, July and September 1994:
   Issued shares of common stock
   held in trust, value to be determined,
   see Note below                           121,258,682     121,259       (121,259)            --          --

   Capital contributed by shareholders'              --          --        125,939             --          --

   Net loss through December 31,1994                                                                 (103,736)
                                            -----------------------------------------------------------------

   Balance December 31, 1994                171,331,515     171,332     13,656,768    (13,702,162)   (104,555)

continued

    The accompanying notes are an integral part of these financial statements

               HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1996
 ...continued

                                                                                                   Accumulated
                                                                                        Retained    during the
                                                  Common Stock         Additional       Earnings   Development
                                               Stock        Amount   paid in Capital    (Deficit)     Stage
                                               -----        ------   ---------------    ---------     -----
   In February and September of
   1995, Common stock issued
   for services, value unknown                5,275,000       5,275         (5,275)            --          --

   * In February, August and September
   1995: Issued shares of common
   stock held in trust, see note below       99,000,000      99,000        (99,000)            --          --

   In August 1995, Common stock issued
   for inventory, value unknown              96,718,387      96,718        (96,718)            --          --
   96,718,387

   Capital contributed by shareholders'              --          --         46,404             --

   Net loss through December 31,1995
                                            -----------------------------------------------------------------

   Balance December31, 1995                 372,324,902     372,325     13,502,179    (13,702,162)   (194,954)

* In February 1996: Issued shares of
   common stock held in trust, see
   note below                                   309,551         310           (310)            --          --

In June 1996, Common stock issued
   for services                              40,000,000      40,000        (40,000)            --          --

On June 28,1996, Issued shares of
   common stock in exchange for
   equipment (Note 1)                         2,066,115       2,066        553,118             --          --

On July 23,1996, Issued shares of
   common stock in exchange for
   100% of the outstanding common
   stock of ElfWorks, Ltd. (Note 2)          40,000,000      40,000     50,000,000             --          --

On November 21,1996, Issued shares
   of common stock in exchange for
   future services                              750,000         750           (750)            --          --

Capital contributed by shareholders'                 --          --        283,293             --          --

Net loss through December 31,1996                                                                    (316,286)
                                            -----------------------------------------------------------------

 Balance December31,1996                    455,450,568   $ 455,451   $ 64,297,530   $(13,702,162)  $(511,240)
                                            =================================================================

* Note: These shares are in contemplation of various contingent agreements and are held in a trust until the Securities and Exchange Commission (SEC) form 10-SB has been filed and accepted by the SEC. These shares are treated as outstanding. If these shares should not be considered outstanding, the net loss per share would be .0017 in 1996, .0010 in 1995 and .0023 in 1994.


    The accompanying notes are an integral part of these financial statements

               HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31,1996,1995 AND 1994
                 AND FROM JUNE 29,1993 THROUGH DECEMBER 31,1996

                                                                                                      June 29, 1993
                                                                                                         Through
                                                        December 31,    December 31,    December 31,     December
                                                           1996            1995            1994          31, 1996
                                                        ------------------------------------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                           $(316,286)      $ (90,399)      $(103,736)      $(511,240)
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation Amortization                             13,660           5,487           4,346          23,493

          Net (Increase) Decrease in:
               Inventories (Note 5)                            --              --              --              --
               Prepaid Expenses                            (1,500)             --              --          (1,500)
               Interest Receivables                        (4,950)         (1,650)             --          (6,600)
               Deposits                                   191,564        (191,564)             --              --
               Organizational Costs                            --          (7,160)         (9,000)        (19,560)

          Net Increase (Decrease) in:
               Accounts Payable                            (3,254)         31,460            (205)         28,204
               Accrued Liabilities                         46,281           5,474              --          51,755
                                                        -----------------------------------------       ---------

Net Cash Provided (used) by Operating Activities          (74,485)       (248,352)       (108,595)       (435,448)
                                                        -----------------------------------------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
          Purchase of Equipment (note 11)                 (13,459)             --         (17,725)        (31,184)
          Loans Made (note 60                                  --        (260,000)             --        (260,000)
                                                        -----------------------------------------       ---------

Net Cash Provided by Investing Activities                 (13,459)       (260,000)        (17,725)       (291,184)
                                                        -----------------------------------------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
          Sale of Common Stock                            283,293          46,404         125,939         455,636
          Borrowings (note7)                                   --         462,807              --         467,206
                                                        -----------------------------------------       ---------

Net Cash Provided by Financing Activities                 283,293         509,211         125,939         922,842
                                                        -----------------------------------------       ---------

Net Increase in Cash                                      195,349             859            (381)        196,210

Cash at the beginning of period                               865               6             387              --
                                                        -----------------------------------------       ---------

 Cash at the end of period                              $ 196,214       $     865       $       6       $ 196,210
                                                        ---------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:

Health Care Centers of America, Inc. a Nevada Corporation headquarters in Reno, Nevada was incorporated under the name Carleton Enterprises, Ltd. On November 13, 1984 the Company changed it's name to SCN, Ltd. On December 15, 1986, an involuntary petition for reorganization, under Chapter 11 of the U.S. Bankruptcy Code, filed against SCN, Ltd., was granted by the U.S. Bankruptcy Court. The Company was dormant until September 31, 1993 at which time the bankruptcy was ordered dismissed. On November 19, 1993 the Company again changed its name to Health Care Centers of America, Inc. (HCCA). The Company is currently a development stage enterprise as defined by FASB No. 7. "Accounting and Reporting by Development Stage Enterprises".

NATURE OF BUSINESS:

Currently the Company is focused on the development, management and exploitation of five primary industry segments. The first is to continue its previous entertainment activity of recording new master recordings, TV specials and marketing the recordings. The second is to procure, develop and promote a nationally established chain of Health Care Centers both within and outside the United States. The third is the development of mining interests and exploitation of existing inventories of ore concentrate. The fourth is management and development of a wide range of real estate interests. The fifth is the expansion and continued operation of various educational facilities and products.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of its wholly owned subsidiary, ElfWorks, Ltd. All significant inter-company transactions have been eliminated.

ORGANIZATIONAL COSTS:

Organizational costs consisting of legal and accounting fees are capitalized and amortized over a five year period.

PROPERTY, PLANT AND EQUIPMENT:

Equipment and furniture are stated at cost. Depreciation is computed using the straight-line method over a period of five to ten years. Equipment also included 24 MedAway-1 infectious waste treatment machines, an on-site machine to process medical waste. The Company plans to lease these machines to hospitals. The machines were purchased June 1996 through an exchange of 2,066,015 shares of the Company's common stock. The transaction was valued at the seller's cost of $555,185 or $23,133 per unit.

CASH AND CASH EQUIVALENTS:

The company considers all short-term deposits with a maturity of three months or less to be cash equivalent.

FEDERAL INCOME TAX:

Due to an operating loss, since reorganization, there is no provision for federal income tax.

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995

USE OF ESTIMATES:

The preparation of financial statements in conformity with general accepted accounting principals require management to make estimates and assumptions that affects certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

LOSS  PER COMMON SHARE:

Weighted average shares outstanding used in the loss per common share calculation were 410,371,000 for December 31, 1996, 203,792,000 for December 31, 1995 and 89,608,000 for December 31, 1994. Stock options are not included in the calculation since they are anti-dilutive.

NOTE 2 - ACQUISITION

On June 26, 1996 the Company issued 40 million shares of its common stock in exchange for all of the outstanding common stock of ElfWorks, Ltd. The acquisition has been accounted for as a purchase and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of ElfWorks, Ltd. from July 26, 1996

NOTE - 3 POTENTIAL CONTRACTS:

The Company has identified and entered into stock exchange agreements with entities in the health care, mining, real estate, entertainment and education industries. Generally, these agreements provide that the other party to the agreement shall have the right to annul or void the agreement if a registration statement registering the Company's common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is not declared effective within a specified period of time, which has lapsed. The Company recent registration of their common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), has been declared effective on February 4th, 1997 (see Subsequent Events at Note 13).

As a good faith measure, stock was issued upon signing the agreements. It is the Company's position that the holders of these stock certificates are doing so in a trust capacity for the benefit of both parties, and will be forfeited and canceled if the agreement is annulled or void. Currently the Company is renegotiating several of these contracts of which some have been consummated (see Subsequent Events at Note 13).

NOTE 4 - ADVERTISING CREDITS:

Advertising credits from American Independent Network (AIN) are irrevocable and are a guaranteed promise (trade due bill) to provide the company with network programming time and commercial advertising time. The certificates are transferable and negotiable. The trade due bills were acquired through the acquisition of ElfWorks, Ltd. (Note 2), having a face value of $100,000,000 and were recorded at a discounted value of $50,000,000 which was determined to be the liquidated value per brokers' quotations.

NOTE 5 - INVENTORIES:

Inventories at the Arizona site consist of ore concentrates, where assay reports commissioned by the Company indicate there may be 30 oz of precious metals, 12,974 oz of rare earth and 1,166 oz of other common elements including 1% of titanium, in each ton of ore concentrate. These concentrates were purchased through an exchange for 100,000,000 shares of the Company's common stock. Since valuation of the ore was not available, they were recorded at zero dollars.

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 AND DECEMBER 31, l995

NOTE 6 - NOTES RECEIVABLE:

                                                              December 31   December 31
                                                                  1996          1995
                                                                --------      --------
A note from INMOB (a Mexican corporation) dated
ovember 6, 1995, payable November 5, 1996 with no
interest, secured by INMOB's interest in real estate            $215,000      $215,000

A note from M. Philip and T. Carnes dated August 25, 1995,
payable August 25, 1996 with interest at 11% per annum,
secured by real estate                                            45,000        45,000
                                                                --------      --------
                   Total Notes Receivable                       $260,000      $260,000
                                                                --------      --------

Both notes are delinquent as of April 18, 1997. Management believes both notes will be paid and security underlying each exceeds the note value.

NOTE 7 - NOTE PAYABLE:

                                                              December 31   December 31
                                                                  1996          1995
                                                                --------      --------
A note payable to R.K. Company (a related party)
dated November 17, 1995, payable $43,367 per month
with interest at 10% per annum, unsecured (see Note 12)         $247,809      $247,809

A note payable to R. K. Company dated November 17,1995,
Payable $37,624 per month with interest at 10% per annum
Unsecured (see Note 12)                                          215,000       215,000
                                                                --------      --------
                   Total Notes Payable                          $462,809      $462,809
                                                                --------      --------

     No payments have been made on either of the above notes, management has verbal agreements on extending payment dates.

NOTES 8 - INCOME TAXES:

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

                      HEALTH CARE CENTERS OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995

NOTE 9 - CAPITAL STOCK:

On December 28, 1993 the Company amended its articles of incorporation's to increase the authorized capitalization from 80,000,000 shares common stock to 900,000,000 shares of common stock. The Company also changed the par value of its common stock from $0.02 per share to $0.001 per share, and declared a one for three reverse stock split.

NOTE 10 - SEC INJUNCTION:

The President and a former Director of HCCA were enjoined in 1988 from directly or indirectly making use of any means or instruments of transportation or communication in interstate commerce or of the mails to offer to sell through the use or medium of any prospectus or otherwise the common stock of SCN, Ltd. or any other security unless and until a registration statement has been filed with the Securities and Exchange Commission as to such securities.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities: Equipment purchased for $555,185 in exchange for 2,066,015 shares of the Company's common stock. Advertising credits of $50,000,000 and other assets acquired in an acquisition with ElfWorks, Inc. in exchange for 40,000,000 shares of the Company's common stock. Inventory of concentrated gold ore, value unavailable, in exchange for 100,000,000 shares of the Company's common stock (see Notes 2, 4 and 12).Issue of 750,000 shares of the Company's common stock to officers and directors during 1996 for future services (see Note 12).

NOTE 12 - RELATED PARTY TRANSACTIONS:

On February 6th, 1997, the Company purchased claims covering a 340-acre site in California from Zarzion, Ltd. Zarzion is a major shareholder and Maurice Furlong, CEO and President of the Company, is a consultant to Zarzion, Ltd. Inventories consisting of ore concentrates located in Arizona were purchased from Zarzion Ltd. in exchange for shares of the Company's common stock (see Notes 5 and 13).In November 1995, the Company borrowed $462,809 from R.K. Company, a major stockholder of the Company (see Note 7).The Company's officers and directors were issued common stock of the Company in exchange for future services. All of the Company's officers and directors are stockholders of the Company (see Note 11).

              HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995

NOTE 13 - SUBSEQUENT  EVENTS

The recent registration of the Company's common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), has been declared effective on February 4th, 1997.Nashville Music Consultants, Inc. ("NMC") a Tennessee Corporation headquarters in Nashville, Tennessee has been acquired by the Company, effective February 4th, 1997. NMC is focused on the development of selective artists and writers in the Country Western music industry where they provide country music artists with professional advice on career development through it's consulting division, administers publishing rights through its publishing division and produces recorded material in its production division. In addition, NMC is currently focusing on adding a song writing school to the country western division, there is a strong focus on expanding the Company to include gospel music.

 Effective February 4th, 1997, the Company caused the formation of Peeples Mining Company, a Nevada Corporation, a wholly owned subsidiary of the Company. Peeples Mining Company has caused the consolidation of the assets of Peeples Mining, L.L.C. and F&H Mining Company, Inc. As a result, Peeples Mining Company now has mining operations in Arizona and Nevada. The Arizona operation includes 17 claims on 340 acres. The Nevada property includes 7 claims on 140 acres. The production facility and lab equipment owned by Peeples Mining Company located in Nevada is moving to Reno, Nevada.

On February 6th 1997, the Company acquired 17 load claims covering a 340-acre site in Northern California from Zarzion Ltd., in exchange for 375,000,000 shares of common stock (see Note 12).

DALE MCGHIE                                         Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT
                                              1539 Vassar St. Reno, Nevada 89502
                                                      Tel: 702-323-7744
                                                      Fax: 702-323-8288

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
and  Shareholders of
Health Care Centers of America, Inc.

I have audited the balance sheet of Health Care Centers of America, Inc. (A Development Stage Company)as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and have issued my opinion thereon dated April 18, 1997. My examination also comprehended Supplemental Schedules A and B of Health Care Centers of America, Inc. (A Development Stage Company). In my opinion, Schedules A and B. when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.


/s/ DALE W. MCGIE
-----------------

W. Dale McGhie, CPA
Reno, Nevada
April 18, 199746

                HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       SCHEDULE B - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                   FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                    Other Charges
                                   Balance at       Additions                     Reclassifications      Balance at
         Classification         Beginning of Year    at Cost     Retirements         Add (deduct)        End of Year
      --------------------      -----------------  -----------   -----------      -----------------      -----------
December 31, 1996:
      Furniture & Fixtures           $  1,679        $  4,570      $     --            $     --            $  6,249
      Equipment                        16,046           8,889            --                  --              24,935
      Equipment - Other *                  --         555,644            --                  --             555,185
                                     --------        --------      --------            --------            --------
                 Total               $ 17,725        $568,644      $     --            $     --            $586,369
                                     --------        --------      --------            --------            --------

December 31, 1995:
      Furniture & Fixtures           $  1,679        $     --      $     --            $     --            $  1,679
      Equipment                        16,046              --            --                  --              16,046
                                     --------        --------      --------            --------            --------
                 Total               $ 17,725        $     --      $     --            $     --            $ 17,725
                                     --------        --------      --------            --------            --------

 * Equipment is not depreciated at this time because not placed in service yet.

               HEALTH CARE CENTERS OF AMERICA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    SCHEDULE A-PROPERTY, PLANT AND EQUIPMENT
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                           Additions                         Other Charges

                                 Balance at       Charges to Costs                 Reclassifications    Balance at
Classification                Beginning of Year     And Expenses      Retirements     add (deduct)      End of Year
--------------                -----------------     ------------      -----------     ------------      -----------
December31, 1996:
        Furniture & Fixtures      $    758            $    764         $     --         $     --         $  1,522
        Equipment                    6,297               3,536               --               --            9,833
        Equipment - Other *             --                  --               --               --               --
                                  -------------------------------------------------------------------------------
                    Total         $  7,055            $  4,300         $     --         $     --         $ 11,355

December 31, 1995:
        Furniture & Fixtures      $    358            $    400         $     --         $     --         $    758
        Equipment                    3,088               3,209               --               --            6,297
                                  -------------------------------------------------------------------------------
                    Total         $  3,446            $  3,609         $     --         $     --         $  7,055
                                  -------------------------------------------------------------------------------

 * Equipment is not depreciated at this time because not placed in service yet.

Item 8. Changes In and Disagreements With Accountants and Financial Disclosure

In 1995, the Company retained an accountant in Nashville, Tennessee, Roy Sinkovich, to perform the audit for the year ended December 31, 1995. In those financial statements, management reported certain acquisitions subject of agreements containing various conditions prior to consummation of the transactions. As a result of the contingency status of the contracts, the circumstances of which are described above (see "Item I-Description of Business "), management adjusted its financial statements to reflect its understanding as to how such contracts should be treated, and the audit was withdrawn by the former auditor. There were no unresolved matters of significance or disagreements between management and such independent accountant. During 1996, the Company moved its principal office to Reno, Nevada. As a result, the Company's Board of Directors determined to retain an accounting firm nearer the Company's new principal office. The accounting firm of W. Dale McGhie in Reno, Nevada, was retained to perform the audit of the Company for the periods ending December 31, 1994, 1995, and 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive officers

     As of December 31, 1996, and March 31, 1997, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows. Directors are elected at its annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

                                                                        Term as
                                                                        Director
Name                      Age            Positions Held                 Expires
--------------------------------------------------------------------------------
Maurice F. Furlong         48   Chairman of the Board of Directors,      1997
                                Chief Executive Officer and President
Michael J. Pietrzak        48   Director, Secretary                      1997

Barbara L. Krilich         37   Director, Treasurer                      1997

Alexander H. Walker, III   36   Director                                 1997

Maurice W. Furlong, 48, has been the Company's President, Chief Executive Officer, and Chairman since November 1984. Mr. Furlong was also the founder of and a consultant to F&H Mining. From 1981 to 1984, he was a business consultant to R.F. Scientific, Inc. Mr. Furlong has been active in business development and capitalization for a number of public companies, including companies involved in satellite communications, music recording, motion picture production and distribution, and chiropractic medicine. He was founder of The American Music News, a nationally distributed music news publication of which he served as president from 1979 through 1985. Also from 1979 through 1983, Mr. Furlong was a sales and marketing consultant for Koala Record Co., a record company in Hendersonville, Tennessee. From 1976 through 1979, he was president of Hunter's International Manufacturing Co., a manufacturer and wholesaler of sporting goods. From 1968 through 1976, he was the owner of Furlong Contract Construction Co., a general contractor in residential construction in Winan, Michigan. Mr. Furlong is the subject of several court proceedings and cease and desist orders relating to the sale of securities. (See "Involvement in Certain Legal Proceedings" below.)

     Michael J. Pietrzak, 48, has been a Director and Secretary of the Company since November 1996. Mr. Pietrzak is an attorney licensed in the State of Illinois with a background in business law, and has provided legal and business guidance to corporate and other business entities on a variety of issues, including real estate, health care, mining, entertainment, environmental matters, finance, international business organization, and banking. He has also counseled clients with respect to litigation, mergers and acquisitions, general issues relating to corporations and other types of business entities, employment issues, state and federal regulations, copyrights and trademarks, marketing, and advertising. He currently works full time for the Company.

     Barbara L. Krilich, 37, has been the Company's Treasurer and a Director since November 1996. Ms. Krilich is a Certified Public Accountant licensed in Arizona. From 1984 to 1986, she was employed with Peat, Marwick & Mitchell & Co. (now KPMG Peat Marwick), auditing financial statements for publicly-held clients in the securities and real estate industries. From 1987 to 1993, Ms. Krilich worked for various real estate holding companies as treasurer, financial controller and chief financial officer. From 1993 to 1995, she was employed by Security Capital Group, a real estate investment trust ("REIT") traded on the New York Stock Exchange. As regional manager, she was responsible for management of that company's properties in Phoenix, Arizona. From 1995 to 1996, she was employed by Evans Withycombe Residential, Inc., another REIT, where Mrs. Krilich was instrumental in the development of several multi-family sites in Phoenix, Arizona; later she transferred into the acquisition division, where she was responsible for negotiating assigned acquisitions and monitoring due diligence with respect to such acquisitions.

     Alexander H. Walker, III, 36, has been a Director of the Company since November 1996. From 1987 through 1993, Mr. Walker practiced law with the firm of Van Wagoner & Stevens, in Salt Lake City, Utah. Since 1993, he has practiced in his own firm and as a sole practitioner, focusing primarily on business and securities litigation. Mr. Walker also has performed securities transactional and general corporate/business work for clients in a variety of industries, including home health care, demolition blasting, dry cleaning, golf course construction and operations, auto parts sales, and dental implant sales and fabricating.

     None of the Company's Directors are directors of other reporting companies.

     There are no family relationships between the directors, executive officers or with any person under consideration for nomination as a director or appointment as an executive officer of the Company.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the NASDAQ initial reports of ownership and reports of changes in ownership of the Company's registered stock. Officers, directors and greater-than-10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms which they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all section 16(a) filing requirements applicable to its officers, directors, and greater-than-10% stockholders have been complied with during the last fiscal year, except that the first filings were not made until approximately 15 days after the effective date of the Company's Exchange Act registration.

Significant Employees and Consultants

     The Company currently has no employees except for certain officers and directors. Although certain individuals, including Mr. Furlong, have devoted substantial time and energy to the Company's operations, these individuals have not been compensated by the Company. Messrs. Pietrzak and Walker and Mrs. Krilich have received stock from the Company incident to their becoming directors, and each has received some compensation, including professional fees, from certain third parties who will not be reimbursed by the Company. The Company is not a party to any collective bargaining agreement.

     In January 1996, the Company entered into an agreement with Mr. Krilich, pursuant to which Mr. Krilich was to provide advice and consulting services with respect to management and organization of the Company, its financial policies, real estate development and financing arrangements, and other matters arising out of the Company's business. The Company agreed to pay Krilich on a per-project basis, each project to be chosen and assigned by the Company. The agreement is for a 10-year period with automatic renewal periods of 10 years each, which renewals are at the option of the consultant. The fee to be paid to Krilich has yet to be determined, but it was agreed that Mr. Krilich would not be entitled to any payment until seven months after the effective date of the Company's Exchange Act registration. In light of the disputes which have arisen between Mr. Krilich and the Company and its management, it is unlikely that the Company will call on Mr. Krilich's services.

Certain Legal Proceedings Involving Directors and Officers

     In December 1994, the Securities Commissioner for South Carolina entered an Order to Cease and Desist from Selling Unregistered Securities and Notice of Right to Hearing in an administrative proceeding before the South Carolina Securities Division against the Company, Maurice Furlong, Craig Furlong, and James Troester. At the time in question, Messrs. Furlong, Furlong, and Troester were officers of the Company. Such order contained allegations of sales of unregistered securities, sales of securities by unregistered agents, and fraud in the sale of securities. The order denied the availability of exemptions from registration requirements under South Carolina law with respect to certain transactions involving the sale of the Company's stock in South Carolina; ordered the named respondents to cease and desist from issuing, offering, and selling securities issued by the Company to persons in South Carolina until the respondents became licensed broker-dealers or agents; and prohibited respondents from making any offer or sale of any security to any entity or person in South Carolina by means of false or fraudulent sales practices.

     In March 1994, in an action brought by the Tennessee Securities Division, the Commissioner of Commerce and Insurance for Tennessee entered an Order to Cease and Desist whereby the Company, its predecessor, SCN Ltd. and Maurice Furlong, James Troester, and certain others were ordered to cease and desist from (i) the further offer or sale of stock subscriptions of the Company from, to or into the State of Tennessee until such time as such securities are effectively registered with the Tennessee Securities Division; (ii) conduct as a broker/dealer in Tennessee until such time as such person are effectively registered with the Tennessee Securities Division; (iii) advertising stock subscriptions; (iv) making any untrue statement of a material fact or failing to state a material fact necessary in order to make the statements made, in the light of circumstances in which they are made, not misleading; and (v) aiding, abetting, or helping any of the respondents in any of such violations.

     In 1988, the U.S. District Court for the Middle District of Tennessee entered a Final Judgment of Final Injunction against the Company and its then officers and directors (including Messrs. Furlong, Furlong, and Troester) enjoining the them from, among other things, offering or selling common stock of SCN Ltd. unless and until a registration statement has been filed with the Securities and Exchange Commission as to such securities and from employing any device scheme or artifice to defraud in connection with the sale of SCN common stock.

     None of the Company's Directors or executive officers have, in the past five years, been (i) involved in any bankruptcy proceedings or (ii) subject to criminal proceedings or convicted of a criminal act, and, except as indicated above, none of the Company's Directors or executive officers have, in the past five years, been (iii) subject to any order, judgment, or decree entered by any Court for violating any laws relating to business securities or banking activities; or (iv) subject to any order for violation of federal or state securities laws or commodities laws.

Item 10. Executive Compensation

     The following table sets forth the compensation paid or accrued by the Company during the years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and other officers and Directors whose compensation exceeded $100,000 in any one year.


Summary Compensation Table
                                                   Long Term Compensation
                                                   ----------------------
                    Annual Compensation                    Awards                    Payouts
                    -------------------                    ------                    -------
            (a)   (b)       (c)        (e)             (f)        (g)            (h)          (i)
                                      Other          Restrict                              All other
                                      annual         ed stock   Options/        LTIP        compen-
Name and prin-                        comp.           Awards     SARs          Payouts       sation
cipal position    Year    Salary       ($)             ($)        (#)            ($)          ($)
--------------    ----    ------      -----           -----      -----          -----        ----
Maurice Furlong,  1996      -0-        -0-             -0-        -0-            -0-          -0-
CEO and Chair-    1995      -0-        -0-             -0-        -0-            -0-          -0-
 man              1994      -0-        -0-             -0-        -0-            -0-          -0-

There were no options granted in the last fiscal year to any of the Company's officers or Directors.

Compensation of Directors

     Except for the 750,000 shares issued to the three new members in November 1996, members of the Board of Directors do not receive cash compensation for their services as Directors. In addition, Directors are not presently reimbursed for expenses incurred in attending Board meetings.

     On November 1, 1996, Mr. Pietrzak, Ms. Krilich, and Mr. Walker were each awarded 250,000 shares of the Company's common stock as compensation for becoming directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to the beneficial ownership of each person who is know to the Company to be the beneficial owner of more than 5 % of the Company's Common Stock as of March 31, 1997.

(1)                     (2)                          (3)                (4)
Title             Name and Address            Amount and Nature       Percent
 of                of Beneficial                of Beneficial            of
Class                  Owner                    Ownership 1.2          Class2
-------        ----------------------------   -----------------       --------
Common         Robert R. Krilich, Sr.           194,969,026(3)          23.5%
Stock          1000 Royce Road
               Oakbrook Terrace, IL 60181

Common         The R.K. Company                 193,202,962(4)          23.3%
Stock          1000 Royce Boulevard
               Oakbrook Terrace, IL 60181

Common         Zarzion, Ltd.                    462,737,143(5)          55.7%
Stock          1000 Royce Boulevard
               Oakbrook Terrace, IL 60181

Common         Maurice W. Furlong               497,804,020(6.7)        59.9%
Stock          60 Bay Colony Lane
               Ft.Lauderdale. FL 33308

Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

     (2) Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, or conversion privileges pursuant to which such shares may be acquired in the next 60 days have deemed to be outstanding for the purpose of computing t percentage of outstanding shares owned by the persons having such rights, but have not been deemed outstanding for the purpose of computing the percentage for any other person.

(3) Includes 193,202,962 shares assigned to R.K. Company, a common law business organization believed to be wholly owned and/or controlled by Mr. Krilich (see note 4). Also includes 3,333 shares registered in the name of Robin Keel, Mr. Krilich's daughter; 77,233 shares registered in the name of Robert R. Krilich, Jr., Mr. Krilich's son; 255,332 shares registered in the name of Barbara L. Krilich, Mr. Krilich's daughter (and a director and officer of the Company); 3,333 shares registered in the name of Richard Krilich, Mr. Krilich's son; 3,333 shares registered in the names of Gregory and Racine Loesch, Mr. Krilich's daughter and son-in-law; 10,000 shares registered in the name of Richard Gaydo, Mr. Krilich's uncle; 500 shares registered in the name of Alexis L. Schnakenburg, Mr. Krilich's granddaughter; 3,333 shares registered in the name of Karl and Sandy Schnakenburg, Mr. Krilich's daughter and son-in-law; 500 shares registered in the name of Kyle Schnakenburg, Mr. Krilich's grandson; and 50,000 shares registered in the name of Debbie and John Sebek, Mr. Krilich's daughter and son-in-law.

(4) All of such shares are currently registered in the name of Rainbow Group (94,389,299 shares) and Senior Group (73,813,663 shares), to whom they were issued in accordance with the 1994 Stock Exchange Agreements pursuant to which the certain real estate and other properties were acquired from such entities. In November 1995, following the merger of Rainbow and Senior Groups into R&S Group which is owned by the Company, such shares were assigned to R.K. Company, an affiliate of Mr. Krilich. Transfer of the properties for which such shares were assigned to R.K. Group is currently the subject of dispute (see "Item 3-Legal Proceedings"), and transfer of such shares to R.K. Company has not yet been requested (although deeds have been executed in favor of Senior Group and Rainbow Group).

(5) Includes 375,000,000 shares issued in February 1997 in exchange for mining properties in California. As to the voting rights, see footnote 7.

(6) Includes 4,164,685 shares owned by Cynthia Ann Furlong, Mr. Furlong's ex-spouse; 27,000,000 shares owned by The Furlong Family Trust; 32,358 shares owned by Craig Furlong, Mr. Furlong's son; 50,000 shares owned by Valarie Furlong, Mr. Furlong's daughter-in-law; 40,000 shares owned by Shirley Scott, Craig Furlong's mother-in-law; and 3,333 shares owned by Billy Scott, Craig Furlong's brother-in-law.

(7) Includes 462,737,143 shares registered in the name of Zarzion, Ltd., as to which Mr. Furlong has voting control pursuant to a voting trust agreement with Zarzion, Ltd., dated April 21, 1997. Such agreement expires in February 2007.

Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership of each officer and director, and of all directors and executive officers as a group.


(1)                     (2)                          (3)                (4)
Title             Name and Address            Amount and Nature       Percent
 of                of Beneficial                of Beneficial            of
Class                  Owner                    Ownership 1.2          Class2
-------        ----------------------------   -----------------       --------

Common         Maurice W. Furlong               497,804,020(3)         59.9%
Stock          60 Bay Colony Lane
               Ft. Lauderdale. FL 3330

Common         Michael J. Pietrzak                  290,334               *
Stock          289 S. President Street
               Carol Stream, IL 6018854

Common           Barbara L. Krilich                 255,332(4)             *
Stock            2714 Cheryl Drive
                 Phoenix, AR 85208

Common          Alexander H. Walker, III            250,000                *
Stock           57 West 200 South (no. 400)
                Salt Lake City, UT 84101

                All officers and directors      498,599,686(3)          60.0%
                    as a group (four persons)

     *    Indicates less than 1 %. 1

     (1) Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

     (2) In accordance with Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, or conversion privileges pursuant to which such shares may be acquired in the next 60 days have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but have not been deemed outstanding for the purpose of computing the percentage for any other person.

     (3) Includes 462,737,143 shares beneficially owned by Zarzion, Ltd. as to which Mr. Furlong has voting rights, and other shares beneficially owned by members of his family. See footnotes 6 and 7 in previous table. Does not include 94,389,299 shares registered in the name of Rainbow Group and 73,813,663 shares registered in the name of Senior Group, now combined into R&S Group, which have been assigned to R.K. Company but not yet transferred on the books of the Company. Mr. Furlong controls R&S Group on behalf of The Company, which is its beneficial owner.

     (4)  Does not include 194,964,026 shares attributed to her father, Robert
          R. Krilich, Sr.

     In April 1997, Zarzion, Ltd., entered into a voting trust agreement with Mr. Furlong, pursuant to which Mr. Furlong is entitled to vote the 462,737,143 shares of the Company's stock registered in its name until February 2007. Such agreement was entered into between Zarzion and Mr. Furlong individually, and had no relationship to the purchase of Zarzion' Ltd.'s California mining property which took place in February 1997.

Item 12. Certain Relationships and Related Transactions

     Certain individuals interested in the Company's success have contributed and continue to contribute time, office space. and travel. telephone and other expenses, without compensation or reimbursement.

     In March 1994, the Company agreed to acquire all the outstanding stock of F&H Mining in exchange for stock of the Company (see "Item I-Description of Business"). At the time of such agreement, Maurice Furlong, the Company's President and Chairman, owned all the outstanding stock of F&H, and Mr. Furlong's son, Craig Furlong, was F&H's president. In connection with such transaction, Maurice Furlong received 12,000,000 shares of the Company's common stock. Such transaction cannot be deemed to have been negotiated at arms length. In the opinion of the Company's management, the agreements were on their terms as favorable to the Company as would be available from an unrelated third party.

     Barbara L. Krilich, the Company's Treasurer and a Director, is the daughter of Robert R. Krilich, Sr. While Ms. Krilich was not a director at the time the Company entered into the agreements for purchase of the Senior Group and Rainbow Group properties, or at the time the Company entered into the consulting contract with her father, her relationship to Mr. Krilich may create a conflict of interest when the Company considers the pending disputes relating to the acquisition of such real estate and the disposition to be made of such consulting contract. Ms. Krilich will recuse herself from any votes of the Board of Directors with respect to such matters.

     In November 1995, the Company borrowed $462,809 from Mr. Krilich's affiliate, R.K. Company. Such loan is represented by two notes which were due in May 1996, with interest at 10 %. Approximately $ 195,000 of such notes was used as down payment on a contract to purchase a mining property which was subsequently canceled. In March 1997, the Company repaid R.K. Company such $195,000. Payment of the balance due on these notes is overdue.

     At the time the Company entered into the agreements with Senior Group and Rainbow Group for the acquisition of real estate in exchange for shares of the Company's common stock, Robert R. Krilich, Sr., was the beneficial owner and controlling person of such entities, but he was not at that time an officer, director, or significant stockholder of the Company. As the Company negotiates the consummation of such agreements, however, Mr. Krilich's position as a substantial stockholder could affect such negotiations.

     At the time the Company entered into the agreement with Mr. Krilich for consulting services, Mr. Krilich was the owner of a substantial portion of the Company's outstanding common stock. Such agreement was made in the context of negotiations on acquisition of the Company's real estate, and should not be considered independently.

     The properties to be acquired by the Company pursuant to the Stock Exchange Agreements with Senior Group and Rainbow Group are currently managed by Royce Realty, an Illinois corporation which has been in the business of managing real estate since the mid-1960's. The R.K. Company, a major shareholder of the Company, is believed to be the sole shareholder of Royce Realty. Such arrangements were entered into by Senior and Rainbow Groups before the Company controlled either them or their properties. The Company has commenced an action at law to terminate Royce Realty's interest in and control of the properties assigned to R&S Group. (See "Item 3-Legal Proceedings".) It is the Company's understanding that Mr. Krilich is the beneficial owner of and/or controls R.K. Company.

     In 1994, the Company discovered that a property subject to its contract with Senior Group was subject to a mortgage. Since all such properties were to be free of any debt, it was determined that this property should be assigned to Mr. Furlong, who reimbursed the Company for the stock theretofore issued to the seller. The property consisted of a 50% interest in a high-rise commercial building located on Michigan Avenue in Chicago, Illinois. 850,000 shares had been issued in exchange for such property, which had been valued at $1,912,500. Subsequently, there was a default on the note, which was repurchased by Mr. Krilich, and Mr. Furlong's interest became valueless.

     Mr. Pietrzak, a Director of the Company and its Secretary, also provides legal services to the Company. Mr. Pietrzak received 250,000 shares of stock for becoming a member of the Company's Board of Directors in November 1996. From 1992 to 1996, Mr. Pietrzak also served as counsel to Mr. Krilich and various of his business organizations, including Senior Group and Rainbow Group. In November 1996, Mr. Pietrzak severed all relationships with Mr. Krilich and his organizations, and commenced full-time employment with the Company. Such previous rela-tionships may create a conflict of interest with respect to the disputes between the Company and Mr. Krilich.

     Mr. Walker, a Director of the Company, also provides legal services to the Company. Mr. Walker received 250,000 shares of stock for becoming a member of the Company's Board of Directors in November 1996.

     In March 1994, the Company entered into agreements to acquire all the issued and outstanding stock of Academy for Mathematics and Science, which owned two learning centers in Toronto, Ontario. The centers were operated by Ms. Jacqueline Jordan, the wife of Mr. William Jackson, a consultant to the Company; a third center was planned to be opened in the United States. 1,200,000 shares were issued for these properties, 400,000 shares being allocated for each. Consummation of these transactions was contingent on a number of contingencies and subject to a number of conditions subsequent. In January 1997, it was mutually agreed that the Company should not acquire the two learning centers in Toronto, and Mr. Jackson has agreed to return the 800,000 shares received for these centers. A new center is being established in Reno, Nevada, under the name "Learning Centers of America". (See "Item 1-Description of Business".)

     At the time the Company issued 375,000,000 shares of its stock to Zarzion, Ltd., in exchange for its 17 lode claims in California, Zarzion, Ltd., was the owner of approximately 87,737,143 shares, or approximately 21% of the Company's issued and outstanding shares. Notwithstanding this interest, the Company believes the terms of such acquisition were as favorable as would have been obtainable from a third party in an arms length transaction.

     In 1997, the Company's acquisition of NMC became effective. AS of December 31, 1996, NMC was indebted to Alcy Baggott, its chief executive officer, for $402,135.

Item 13. Exhibits and Reports on Form 8-K Index to Exhibits

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

               (d) Amendment to Articles of Incorporation filed January 4, 1994 (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)

               (e) Amendment to Articles of Incorporation filed March 31, 1995 (incorporated by reference to Exhibit A filed with Form 10-SB December 6, 1996)

                    (ii) Bylaws (incorporated by reference to Exhibit B filed
                         with Form 10-SB December 6, 1996)

     9    Voting trust agreements

                    (i) Voting trust agreement dated June 18, 1994, between the "stockholders" of Peeples Mining, LLC, and Maurice Furlong (incorporated by reference to Exhibit H filed with Form 10-SB December 6, 1996)

                    (ii) Voting trust agreement dated April 22, 1995, between
                         stockholders of Nashville Music Consultants, Inc., and Maurice Furlong (incorporated by reference to Exhibit J filed with Form 10-SB December 6, 1996)

                   (iii) Voting trust agreement dated April 21, 1997, between
                         Zarzion Ltd. and Maurice Furlong (filed with this report, page 65)

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

                    (iv) Stock Exchange Agreement dated March 27, 1994, between
                         Registrant and 1056463 Ontario, Ltd. (similar to agreements with 1040240 Ontario Ltd., and 1077671 Ontario, Ltd.) (incorporated by reference to Exhibit If fled with Form 10-SB December 6, 1996)

                    (v) Stock Exchange Agreement dated June 18, 1994, between Registrant and Peeples Mining LLC (incorporated by reference to Exhibit H filed with Form 10-SB December 6, 1996)

                    (vi) Stock Exchange Agreement dated July 17, 1994, between
                         Registrant and Lee Chiropractic, and similar agreements with other health care practices (incorpo rated by reference to Exhibit Y filed with Form 10-SB December 6, 1996)

                   (vii) Agreement for acquisition of gold concentrate dated
                         March 15, 1995, between Registrant and Robert Rood, IV, and Restated Agreement between Registrant and Mar-Pro Services, Ltd. (incorporated by reference to Exhibit S filed with Form 10-SB December 6, 1996)

                  (viii) Stock Exchange Agreement dated April 21, 1995, and
                         addenda between Registrant and Nashville Music Consultants, Inc. (incorporated by reference to Exhibit J filed with Form 10-SB December 6, 1996)

                    (ix) Joint venture agreement dated May 31, 1995, among
                         Registrant, Immobiliaray Fraccinoadora del 1 Nueva Viscaya, S.A. de C.V. and Oscar Neninger G., and Robert
                         R. Krilich, Sr. (incorporated by reference to Exhibit Q filed with Form 10-SB December 6, 1996)

                    (x) Stock Exchange Agreement dated June 5, 1995, between Registrant and Senior Group (incorporated by reference to Exhibit E filed with Form 10-SB December 6, 1996)

                    (xi) Amended and Restated Stock Exchange Agreement dated
                         June 5, 1995, bet Registrant and Rainbow Group (incorporated by reference to Exhibit D filed with Form 10-SB December 6, 1996)

                   (xii) Consulting services agreement dated January 10, 1996, between Registrant and Robert R. Krilich, Sr
                         (incorporated by reference to Exhibit R filed with Form 10-SB December 6, 1996)

                  (xiii) Asset purchase agreement dated June 12, 1996, between
                         Registrant and MedAway International, Inc.
                         (incorporated by reference to Exhibit U filed with Form 10-SB December 6, 1996)

                   (xiv) Stock Exchange Agreement dated June 26, 1996, and
                         amendment dated November 8, 1996, between Registrant and ELF Works, Ltd. (incorporated by reference to Exhibit T filed with Form 10-SB December 6, 1996)

                    (xv) Partnership Agreement between dated August 30, 1996,
                         between R&S Group and Fairdan Suites, Inc.
                         (incorporated by reference to Exhibit V filed with Form 10-SB December 6, 1996)

                   (xvi) Sales Agreement dated February 6, 1997, between
                         Zarzion, Ltd. and the Registrant (filed with this report, page 68

(11) Statement re computation of per share earnings (filed with this report, page 71)

(16) Letter dated November 11, 1996, from Roy Sinkovich on change in certifying accountant (incorporated by reference to Exhibit BB filed with Form 10-SB December 6, 1996)

(18) Letter from Registrant dated November 29, 1996, on change in accounting treatment of certain acquisitions (incorporated by reference to Exhibit BB filed with Form 10-SB December 6, 1996)

(21) Subsidiaries of the Registrant (filed with this report, page 72)

(23) Consent of experts and counsel

     (I) Consent of Metallurgical Research & Assay Laboratory (filed with this report, page 73)

     (ii) Consent of Dale McGhie, certified public accountant (filed with this report, page 74)

(99) Additional exhibits

     (i) Assay of F&H Mining, Inc.'s claims in Clark County, Nevada, by Metallurgical Research & Assay Laboratory, dated February 9, 1996 (filed with this report, page 75)

     (ii) Assay of Peeples Mining Co.'s concentrate by Metallurgical Research & Assay Laboratory, dated March 21, 1997 (filed with this report, page
          84)

Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.

                         HEALTH CARE CENTERS OF AMERICA' INC.
                                     (Registrant)

                           By /s/ MAURICE W. FURLONG
                              ------------------------------------------------
                              Maurice W. Furlong, President

                                       Date April 30, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           By /s/ MAURICE W. FURLONG
                              ------------------------------------------------
                              Maurice W. Furlong, principal executive officer, and director

                                       Date April 30, 1997

                           By /s/ BARBARA L. KRILICH
                              ------------------------------------------------
                              Barbara L. Krilich, principal financial officer, principal accounting officer, and director

                                       Date April 30, 1997

                           By /s/ MICHAEL J. PIETRZAK
                              ------------------------------------------------
                              Michael J. Pietrzak,  director

                                       Date April 30, 1997

                                   SIGNATURES

     In accordance with Section 13 or 15(d)of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HEALTH CARE CENTERS OF AMERICA, INC.
                               (Registrant)


                    By
                      ------------------------------------------------
                      Maurice W. Furlong, President

                             Date: April 30, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By
                      ------------------------------------------------
                      Maurice W. Furlong, principle executive officer, director

                              Date  April 30, 1997

                    By
                      ------------------------------------------------
                      Barbara L. Krilich, principal financial officer, principal accounting officer, and director


                              Date ___________________

                    By
                      ------------------------------------------------
                      Michael J. Pietrzak, director

                              Date _________________

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HEALTH CARE CENTERS OF AMERICA, INC.
                                  (Registrant)

                    By
                      ------------------------------------------------
                      Maurice W. Furlong, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By
                      ------------------------------------------------
                      Maurice W. Furlong, principal executive officer, director

                            Date _________________

                    By
                      ------------------------------------------------
                      Barbara L. Krilich, principal financial officer, principal accounting officer, and director

                            Date  4/30/97

                    By
                      ------------------------------------------------
                      Michael J. Pietrzak, director

                             Date__________________

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HEALTH CARE CENTERS OF AMERICA. INC.
                                  (Registrant)

                    By
                      ------------------------------------------------
                      Maurice W. Furlong, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By
                      ------------------------------------------------
                      Maurice W. Furlong, principal executive officer, director

                               Date _______________________

                    By
                      ------------------------------------------------
                      Barbara L. Krilich, principal financial officer, principal accounting officer, and director

                               Date ______________________

                    By
                      ------------------------------------------------
                      Michael J. Pietrzak, director

                               Date  April 30, 1997