Form 10QSB/A
period 1997-03-31
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-13
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                    (Amended)


 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934


         For the quarterly period ended   March 31, 1997
                                          ---------------

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ---------------
         Commission file no.       0-29006

                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
--------------------------------------------------------------------------------
                (formerly HEALTH CARE CENTERS OF AMERICA, INC.)
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                   Nevada                                      62-1210877
                   ------                                      ----------
      (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

                         100 North Arlington (ste. 22F)
                               Reno, Nevada 89501
                      --------------------------------------
                     (Address of Principal Executive Office)

                                 (702) 786-1461
                           ---------------------------
                           (Issuer's Telephone Number)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for
         past 90 days.         Yes               No X
                                   ---             ---

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes       No n/a
                                                         ---      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of March 31, 1997: 873,792,031 shares (873,793 after given effect of reverse split)

         Transitional Small Business Disclosure Format (check one):
                  Yes                No  X
                      ----             ----

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


  The following financial statements are filed with this Form 10-QSB:

                                                            Page
                                                            ----

Balance Sheets                                              4 - 5
Statement of Operations                                       6
Statement of Changes in Stockholders' Equity                7 - 9
Statement of Cash Flows                                      10
Notes to Financial Statements                              11 - 19
Item 2.  Management's Discussion and
         Analysis or Plan of Operation                       20


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                                     ASSETS


                                                            MARCH 31,    DECEMBER 31,
                                                              1997         1996
                                                         ------------   ------------
                                                          (unaudited)    (audited)
CURRENT ASSETS
        Cash  (Note 1)                                   $        778   $    196,214
        Prepaid expenses                                        1,500          1,500
                                                         ------------   ------------

          Total current assets                                  2,278        197,714
                                                         ------------   ------------

PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                               555,185        555,185
        Equipment                                             523,351         24,935
        Furniture and fixtures                                 12,307          6,249
                                                         ------------   ------------
                                                            1,090,843        586,369

        Less accumulated depreciation                          13,145         11,355
                                                         ------------   ------------

        Net property, plant and equipment                   1,077,698        575,014
                                                         ------------   ------------

MINERAL INVENTORIES (Note 5)
        Purchased mineral inventory                       200,000,000    200,000,000
        Acquisition costs                                  69,375,000           --
                                                         ------------   ------------

                                                          269,375,000    200,000,000
                                                         ------------   ------------

OTHER ASSETS
        Investment in future acquisitions (Note 2)               --       49,016,330
        Notes receivable  (Note 6)                               --          260,000
        Interest receivable                                      --            6,600
        Organizational costs, net
           of amortization (Note 1)                              --           47,422
                                                         ------------   ------------

        Total other assets                                       --       49,330,352
                                                         ------------   ------------

                                                         $270,454,976   $250,103,080
                                                         ============   ============

   The accompanying notes are an integral part of these financial statements



                 The accompanying notes are an integral part of
                       these financial statements HEXAGON
                     CONSOLIDATED COMPANIES OF AMERICA, INC.
                    (Formerly HEALTH CARE CENTERS OF AMERICA,
                                      INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              MARCH 31,      DECEMBER 31,
                                                               1997             1996
                                                          -------------    -------------
                                                           (unaudited)       (audited)

CURRENT LIABILITIES
        Accounts payable                                  $      12,719    $      28,206
        Shareholder advance                                        --              4,400
        Accrued interest payable                                 93,759           74,922
        Notes payable - shareholder (Note 7)                    267,373          462,809
                                                          -------------    -------------

        Total current liabilities                               373,851          570,337
                                                          -------------    -------------


STOCKHOLDERS'  EQUITY
        Common stock $.001 par value;
           900,000,000 shares authorized;
           issued and outstanding are
           885,182 shares and 510,182
           shares on March 31, 1997 and
           December 31, 1996, respectively                          885              510

        Paid in capital                                     319,639,497      263,840,731

        Retained deficit (Note 1)                                  --        (13,702,162)

        Deficit accumulated during the
          Development stage                                 (49,559,257)        (606,336)
                                                          -------------    -------------

        Total stockholders' equity                          270,081,125      249,532,743
                                                          -------------    -------------


        Total liabilities and stockholders' equity        $ 270,454,976    $ 250,103,080
                                                          =============    =============

   The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996
            AND THE PERIOD FROM JUNE 29, 1993 THROUGH MARCH 31, 1997

                                                                                            (Date of Reorganiztion)
                                                                                                 June 29, 1993
                                                                  For the three months ended        Through
                                                                   March 31,        March 31,       March 31,
                                                                     1997             1996            1997
                                                                 ------------    ------------    ------------
                                                                  (unaudited)     (audited)

REVENUE                                                          $       --      $       --      $       --
                                                                 ------------    ------------    ------------

EXPENDITURES

         Depreciation and amortization                                  1,790           1,634          25,283
         Dues and subscriptions                                          --              --             8,497
         Organizational costs                                          47,422            --            47,422
         Professional fees                                             38,772          28,160         215,130
         Postage and courier service                                      949           1,551          20,375
         Marketing and promotion                                          970            --            33,453
         Travel and entertainment                                      16,743           6,475         140,046
         Telephone expenses                                             4,388           4,213          47,401
         Other office expenses                                         19,229           2,377          53,989
         Program development                                            4,000            --            41,710
         Rent                                                           1,020           1,080           7,447
         Imputed wages                                                 12,000           3,600          45,172
                                                                 ------------    ------------    ------------

         Total expenses from operations                               147,283          49,090         685,925
                                                                 ------------    ------------    ------------

         Net operating loss                                          (147,283)        (49,090)       (685,925)
                                                                 ------------    ------------    ------------

OTHER INCOME (EXPENSES)
         Interest income                                                 --             2,411          12,036
         Bad debt expense                                            (266,600)           --          (266,600)
         Interest expense                                             (18,838)        (11,570)        (98,568)
                                                                 ------------    ------------    ------------

         Total other income (expenses)                               (285,438)         (9,159)       (353,132)
                                                                 ------------    ------------    ------------

         Net loss before
                Federal income taxes                                 (432,721)        (58,250)     (1,039,057)
                                                                 ------------    ------------    ------------

         Federal income taxes (Note 1)                                   --              --              --
                                                                 ------------    ------------    ------------

         Net loss before
                extraordinary item                                   (432,721)        (58,250)     (1,039,057)
                                                                 ------------    ------------    ------------

EXTRAORDINARY ITEM
         Impairment of investments (Note 3)                       (48,520,200)           --       (48,520,200)
                                                                 ------------    ------------    ------------

         Total extraordinary item                                 (48,520,200)           --       (48,520,200)
                                                                 ------------    ------------    ------------

         Net loss                                                $(48,952,921)   $    (58,250)   $(49,559,257)
                                                                 ============    ============    ============

         Net loss per share before
           extraordinary item (Note 1)                           $    (0.5692)   $    (0.1420)
                                                                 ============    ============

    The accompanying notes are an integral part of these financial statements




                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1997
                                     Deficit
                                                                                                                    Accumulated
                                                                                                                     during the
                                                     Common Stock                   Additional       Retained        Development
                                                       Stock            Amount     paid in capital    Deficit           Stage
                                                    ----------    ------------    ------------    ------------    ----------------

Balance at June 29, 1993                            12,038,500    $    240,770    $ 13,461,391    $(13,702,162)   $       --

January 4, 1994,  reverse stock split-
  one share of new stock for three shares
   of old stock and change par value from
   $.02 to $.001                                    (8,025,667)       (236,757)        236,757

June 30, 1998, reverse stock split - one
   share of new stock for 1,000 shares of
   old stock                                        (4,008,820)         (4,009)          4,009

Issuance of fractional shares                              446            --

On June 29, 1993, Issued
  Common stock to current
   shareholders for loss of prior stock                    600            --

Issued shares of common stock to
  Masterhouse Ltd. (a related party)
  for 3500 master recording value
  unknown                                                1,500               2              (2)

Net loss through December 31, 1993                                                                                        (819)
                                                      ---------------------------------------------------------------------------
Balance December 31, 1993                                6,559               6      13,702,155     (13,702,162)           (819)

In January and May 1994, Issued
   common stock for services valued
   at par                                               31,960              32          31,928

In May 1994, record retroactive adjustment
   in connection with the acquisition of
   ElfWorks, Ltd., pooling of interest (Note 2)         40,000              40          39,960

In May 1994, Issued common stock, held in
  trust capacity,  valued at estimatd
   cost
   of learning center (Note 2)                             400            --            50,000

In May 1994, Issued common stock for
   a mining company, valued at current
   replacement cost of equipment (see Note 2)           12,000              12          86,118


    The accompanying notes are an integral part of these financial statements



                 The accompanying notes are an integral part of
                           these financial statements
                 HEXAGON CONSOLIDATEDCOMPANIES OF AMERICA, INC.
                 (Formerly Health Care Centers of America, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1997

 ...continued                                                                                                      Deficit
                                                                                                                Accumulated
                                                                                                                during the
                                                            Common Stock           Additional       Retained   Development
                                                       Stock           Amount     paid in capital    Deficit       Stage
                                                     ----------    ------------    ------------  ------------- ------------

In July and September  1994,Issued
   common  stock,  held in trust  capacity,
   in exchange for real estate valued
   atfair market value                                 94,921    $         95   $ 22,942,267   $       --      $       --

In September 1994, Issued shares for a
   mining co., valued replacement cost
   of equipment, (Note 2)                              20,000              20        409,980

Capital contributed by shareholders                      --              --          126,768

Net loss through December 31, 1994                                                                                  (135,695)
                                                    -------------------------------------------------------------------------

Balance December 31, 1994                             205,840             205     37,389,176    (13,702,162)       (136,514)

In February 1995, Issued common stock for
   services, recorded at par value                      5,000               5          4,995

In February and August 1995, Issued common
   stock, held in trust capacity, in exchange
   for real estate valued at fair market value         95,000              95     22,961,276

In August 1995, Issued common stock in
    for a music Co. valued at a discounted
    stock price                                         4,000               4      2,499,996

In  August 1995, Issued common stock
    for inventory of precious metal ore, valued
    at a discounted stock price (Note 5)
                                                      100,000            100     199,999,900

In September 1995, Issued common stock
in exchange for services  performed in
   conjunction with the real estate
   transactions, valued at fair market value              275               1         66,466

Capital contributed by shareholders                      --              --           45,575

Net loss through December 31, 1995                                                                                  (95,400)
                                                    -------------------------------------------------------------------------

Balance December 31, 1995                             410,115             410    262,967,384    (13,702,162)       (231,914)

   ...continued

    The accompanying notes are an integral part of these financial statements



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1997
                                                                                                                          Deficit
   ...continued                                                                                                         Accumulated
                                                                                                                        during the
                                                                 Common Stock            Additional        Retained     Development
                                                            Stock            Amount     paid in capital     Deficit        Stage
                                                         ----------    ------------      ------------    ------------- ------------

In  June  1996,  Issued  common  stock
    for a mining  interest,  transaction  not
    consummated, stock to be recovered,
    valued at zero (Note 9)                               98,000    $          98   $         (98)   $        --      $        --

In June 1996, Issued common stock
     in exchange for equipment (Note 1)                    2,067                2         555,183

Imputed value of services provided by
   Officers and/or Directors (Note 10)                      --               --            34,970

Capital contributed by shareholders                         --               --           283,292             --               --

Net loss through December 31, 1996                                                                                         (374,422)
                                                     -------------------------------------------------------------------------------

Balance December 31, 1996                                510,182              510     263,840,731      (13,702,162)        (606,336)

In February 1997, Issued shares of common
    stock in exchange for a Mining Interest
    valued at a discounted stock price (Note 2)          375,000             375       69,374,625

Quasi-reorganization, 1997 (Note 1)                  (13,702,162)      13,702,162

Imputed value of services provided by
   Officers and/or Directors (Note 10)                      --               --            13,020

Capital contributed by shareholders                         --               --           113,283

Net loss through March 31, 1997                                                                                         (48,952,921)
                                                   -------------------------------------------------------------------------------

Balance March 31, 1997                                   885,182    $         885   $ 319,639,497    $        --      $ (49,559,257)
                                                   =============    =============   =============    =============    =============

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
            AND THE PERIOD FROM JUNE 29, 1993 THROUGH MARCH 31, 1997

                                                                                        June 29, 1993
                                                         For the three months ended         Through
                                                          March 31,         March 31,      March 31,
                                                             1997             1996           1997
                                                        ------------    ------------    ------------
                                                        (unaudited)        (audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                       $(48,952,921)   $    (58,250)   $(49,559,257)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
              Depreciation and amortization                    1,790           1,634          25,283
              Services paid in stock:                           --              --            36,960
              Imputed value of services provided by
                   Officers and Directors (Note 10)           13,020            --            47,990
              Impairment of assets (Note 3)               48,520,200            --        48,520,200
              Organizational costs                            47,422            --            27,862

         Net (Increase) Decrease in:
              Prepaid expenses                                  --              --            (1,500)
              Notes receivable                               260,000            --              --
              Interest receivable                              6,600          (1,238)           --

         Net Increase (Decrease) in:
              Accounts payable                               (15,487)         11,490          12,718
              Accrued interest payable                        18,837          11,570          93,759
                                                        ------------    ------------    ------------

Net Cash Used by Operating Activities                       (100,539)        (34,794)       (795,985)
                                                        ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of Furniture and fixtures                   (6,058)           (534)         (6,058)
         Purchase of Equipment                                (2,286)           --           (33,470)
                                                        ------------    ------------    ------------

Net Cash Used by Investing Activities                         (8,344)           (534)        (39,528)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                 113,283          36,478         568,917
         Payment on shareholder loan                        (195,436)       (195,436)
         Borrowings                                           (4,400)           --           462,810
                                                        ------------    ------------    ------------

Net Cash Provided (Used) by Financing Activities             (86,553)         36,478         836,291
                                                        ------------    ------------    ------------

Net Increase (Decrease) in Cash                             (195,436)          1,150             778

Cash at the beginning of period                              196,214         192,429            --
                                                        ------------    ------------    ------------

    Cash at the end of period                           $        778    $    193,579    $        778
                                                        ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:
Hexagon Consolidated Companies of America, Inc. a Nevada Corporation headquartered in Reno, Nevada was incorporated under the name Carleton Enterprises, Ltd. On November 13, 1984 the Company changed its name to SCN, Ltd. On December 15, 1986, an involuntary petition for reorganization, under Chapter 11 of the U.S. Bankruptcy Code, was filed against SCN, Ltd. In December 1988, the Company became debtor in possession of its assets under a voluntary proceeding. The Company was dormant until September 31, 1993 at which time the bankruptcy was ordered dismissed. On November 19, 1993 the Company changed its name to Health Care Centers of America, Inc. (HCCA). On July 7, 1999, the Company changed its name to Hexagon Consolidated Companies of America, Inc. The Company is a development stage enterprise as defined by FASB No. 7. "Accounting and Reporting by Development Stage Enterprises".

On June 30, 1998, the Company authorized a reverse stock split. One new share was issued for 1,000 old shares. The par value remained the same at $.001 per share. These financial statements have been retroactively restated for this change in capital stock.

In January, 1997, the Company voted to eliminate the previous retained deficit through a quasi-reorganization. This resulted in the elimination of the deficit in retained earnings of $13,702,162. It had no effect on assets or liabilities.

On October 2, 1997, the Company authorized and issued 200,000,000 of the Company's preferred stock for services and expenditures valued at $200,000.

NATURE OF BUSINESS:
Currently the Company is focused on the development, management and exploitation of three primary industry segments. The first is the development of mining interests and exploitation of existing inventories of ore concentrate. The second is the management and development of a wide range of real estate interests. The third is to continue its previous entertainment activity of marketing master recordings and recording new master recordings.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of its wholly owned subsidiaries, MedAway International, Inc., Music Alley, Inc. and Peeples Mining Company, Inc. All significant inter-company transactions have been eliminated.

MINERAL PROPERTIES;
Acquisition costs of mineral properties, rights and options together with direct exploration and development expenditures thereon are deferred in the accounts to be written off when production is attained or disposition occurs.

Such expenditures are accumulated and amortized using the units of production method based upon the estimated proven mineral reserves in each cost center as determined by independent assayers, or charged to income if any cost center is determined to be unsuccessful.

If results from exploration warrant the abandonment of certain mineral properties included in a group and retention of the remainder, all acquisition, exploration and development expenditures relating to the entire group are deemed to represent those expenditures relating to the mineral properties and consequently, no adjustment is made in the accounts in respect of mineral properties abandoned.

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

Administrative expenditures are charged to income in the year they are incurred.

ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expenses as incurred instead of being capitalized and amortized.

FINANCIAL INSTRUMENTS:
At March 31, 1997 and December 31, 1996, the fair value of the Company's notes payable and note receivable (see Notes 6 and 7) are assumed to be equal to their reported carrying amounts.

PROPERTY, PLANT AND EQUIPMENT:
Equipment and furniture are stated at cost. Depreciation is computed using the straight-line method over a period of five to ten years.

Equipment also included 24 Medaway-1 infectious waste treatment units, an on-site machine to process medical waste. The Company plans to sell or lease these machines to hospitals. The machines were purchased June 1996 through an exchange of 2,067 shares (after given effect to reverse split (see Note 1)) of the Company's common stock. The transaction was valued at the seller's cost of $555,185 or $23,133 per unit. This equipment is not being depreciated because it has not yet been placed in service.

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

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation were 760,182 at March 31, 1997 and 410,115 at March 31, 1996.

NOTE 2 - ACQUISITIONS
1. On June 26, 1996 the Company issued 40,000 shares (after given effect to reverse split (see Note 1)) of its common stock in exchange for all of the outstanding common stock of ElfWorks, Ltd. The business combination has been accounted for as a pooling of interest and, accordingly, the Company's consolidated financial statements have been given retroactive effect to include the accounts and operations of ElfWorks, Ltd. for all periods prior to the acquisition. ElfWorks, Ltd. had not commenced operations and had no activity since inception, except for organizational costs of $40,000. Therefore, the combined corporations will show no effect on the profit and loss from ElfWorks Ltd. operations.

     This combination was accounted for as a pooling of interest after satisfying the twelve criteria referenced under APB 16, as follows: 1) each company is autonomous, 2) each company is independent, 3) the combination was effected in a single transaction, 4) common stock was issued for all the common stock of ElfWorks, Ltd., 5) the equity interest of common stock of each company was unchanged, 6) the combining companies reacquired a

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

     nominal number of shares, 7) the ratio interest of individual stockholders was unchanged, 8) voting rights are exercisable, 9) the combination was resolved at the consummation date of June 26, 1996, 10) ElfWorks, Ltd. agreed not to retire common stock to effect the combination, 11) there is no intent to dispose of a significant part of the assets of ElfWorks, Ltd., and 12) no financial arrangements have been made for the benefit of former stockholders.

     Advertising credits from American Independent Network (AIN) were acquired through the acquisition of ElfWorks, Ltd. Such credits are recorded at the predecessor's cost of zero. With reference to Staff Accounting Bulletin No. 48 Topic 5-G (9/27/82), when a company acquires assets from shareholders in exchange for stock prior to registration of a the company, such asset should generally be recorded at the cost to the shareholder. ElfWorks, Ltd. originally transferred common stock to AIN in exchange for these trade due bills. The credits are an irrevocable promise (trade due bill) to provide the holder with network programming time and commercial advertising time. According to AIN's current rate card, the Company could broadcast a 1/2 hour program 5 days a week at prime time for more than 4 years, throughout the networks 161 stations. The certificates are transferable and negotiable.

2. The Company's recent registration of their common stock under the Exchange Act has been declared effective on February 4, 1997. Consummation of the following stock exchange agreements have been declared effective:

o Effective February 4, 1997, the Company consummated the purchase of Nashville Music Consultants, Inc. (NMC) a Tennessee Corporation headquarters in Nashville. On April 21, 1995, the Company entered into a stock exchange agreement with NMC whereby 4,000 shares (after given effect to reverse split (see Note 1)) of the Company's common stock valued by using the stock price on the date of the agreement discounted 50% for restricted stock issued, was exchanged for all the issued and outstanding shares of NMC. The subject matter of the stock exchange agreement with NMC concerned only the music publishing operation of NMC. On September 1, 1998, NMC (now Nashville Music Group (NMG)) and the Company entered into an amendment to the stock exchange agreement, which was effective as of April 21, 1995. The reason for the amendment was to conform operations to the intent of the initial stock exchange. NMC had expanded its operations into areas beyond music publishing. As a result of the amendment, the publishing division of NMC, Music Alley, Inc., was transferred to the Company. Since the amendment to the agreement, HCCA received various rights to the publishing operation. Since receiving these rights, there has been no activity and Music Alley, Inc. has been dormant. The remaining value has been reserved as impairment of assets (see Note 3). The uncertainty of obtaining this information is so great, it is felt that the value may have been impaired to an unknown extent. Therefore, it has been fully reserved against until such time that the appropriate information is obtained.

o Effective February 4, 1997, the Company consummated the purchase of F & H Mining, Inc. (F&H), an international business corporation, and Peeples Mining L.L.C. (Peeples LLC), an Arizona limited liability company. On March 25 1994, the Company entered into a stock exchange agreement with F&H, whereby 12,000 shares (after given effect to reverse split (see Note
      1)) of the Company's common stock was exchanged for all the issued and outstanding shares of F&H valued current replacement cost of equipment purchased of $86,130. On June 18, 1994, the Company entered into a stock exchange agreement with Peeples LLC, whereby 20,000 shares (after given effect to reverse split (see Note 1)) of the Company's common stock was exchanged for all the issued and outstanding shares of Peeples LLC also valued at current replacement cost of the equipment purchased of $410,000. Both companies were dormant and had no operations for several years.

o On February 4, 1997, the Company formed Peeples Mining Company, a Nevada Corporation, and a wholly owned subsidiary of the Company. The assets of Peeples LLC and F&H were consolidated into the new corporation. As a result, Peeples Mining Company now has mining operations in Arizona,

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

      Nevada and California.  The Arizona operation  includes a mineral lease on
      377.11 acres. The Nevada property includes 7 claims on 140 acres. The production facility and lab equipment owned by Peeples Mining Company located at the Arizona mill site operation. Assay reports obtained by professionals in the industry indicate the expected value of these reserves to be in excess of the stock value on the date of these agreements discounted by 50% for restriction.

o On February 6, 1997, 375,000 shares (after given effect to reverse split (see Note 1)) of common stock was issued to Zarzion, Ltd., for the purchase of 17 mining claims covering a 340-acre site in San Bernardino County, California. The shares were valued at $69,375,000, the stock price on the date of the agreement discounted by 50% for restriction. Assay reports obtained by an independent registered assayer indicate a value in excess of this value. There has been no activity on this property for several years.

3. The following stock exchange agreements have not yet consummated:

o In March, 1994, the Company entered into a stock exchange agreement with Mr. William Jackson, thereafter amended, whereby 400 shares (after given effect to reverse split (see Note 1)) of the Company's common stock was exchanged for the future operations of a learning center in Reno, Nevada. The stock was valued at $50,000, the estimated cost to commence operations for the Reno facility. Consummation of the transaction is dependent on completion of the learning center, which is unknown at this time. The Company has directed its stock transfer agent to issue a "stop transfer" order regarding the stock previously transferred with respect to this transaction. Therefore, this acquisition has been deemed to be impaired (see Note 3).

o The company has entered into two stock exchange agreements to acquire real estate from The Rainbow Group and The Senior Group. The subject matter of these agreements is currently in litigation in the Circuit Courts of Cook and DuPage Counties, Illinois and the Federal District Court for Middle Tennessee, Nashville, Tennessee. The Company has directed its transfer agent to issue a "stop transfer" order concerning all stock that had been issued in exchange for the real estate. Also, it is the Company's position that all such stock is being held by the recipient in a trust capacity for the benefit of both parties. Due to this litigation, the Company is unable to obtain necessary and required financial information. The uncertainty of obtaining this information is so great, it is felt that the value may have been impaired to an unknown extent. Therefore, it has been fully reserved against until such time that the appropriate information is obtained (see
      Note 3). Furthermore, the final determination of the consummation of these transactions shall be determined by the above referenced courts.

     As a good faith measure, the Company issued stock upon the signing of the various stock exchange agreements. In the event that any of the agreements are not ultimately consummated, the Company shall pursue the return of the stock issued or the fair market value of such stock.

NOTE 3 - CONTRACTS FOR ACQUISITION
The Company has identified and entered into stock exchange agreements with entities in the mining, real estate, entertainment and education industries. These agreements provided that the other party to the agreement would have the right to annul or void the agreement if a registration statement registering the Company's common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is not declared effective within a specified period of time. This right has lapsed inasmuch as the Company's recent registration of its common stock under the Exchange Act was declared effective on February 4, `1997. All of such contracts became effective as of that date, with the exception of the Company's contracts of the acquisition of the real estate, which are the subject of litigation and have not been consummated. The uncertainty of obtaining the required financial information and of the consummation of the transactions, it is felt that the value may have been impaired to an unknown extent. Therefore, it has been fully reserved against until such time that the transactions are consummated.


                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


As shown below, the criteria used to value the stock exchange transactions vary by agreement. For the purposes of these financial statements, the value was calculated using the lower of the following: 1) the market value estimated by cash flow/income, if available, or 2) the value of the stock on the date of the agreement discounted 50% for restriction. The calculated value of each probable exchange agreement was booked to Investment in Future Acquisition (Asset) resulting in a total value recorded of $49,016,330 at December 31, 1996 (see below). Exchange agreements entered into but now determined to be "not probable" have been reserved against in the financial statements until further negotiated and consummated. Such contracts included abandoned contracts for the acquisition of health care practices and an adjustment of shares for the learning centers and assets deemed to have been impaired (see Note 2).

Stock exchanged for the specific assets have been valued as follows:
                                                                                       Value
Description of Assets to be acquired by the Company                                   Assigned                   Ref.
                                                                                   -----------                   ---
O      A future learning center to be located in Reno, Nevada                      $    50,000                   (a)
O      A mining interest in 7 claims on 140 acres, located in Nevada                    86,130                   (b)
O      A mineral lease on 377.11 acres, located in Arizona                             410,000                   (b)
O.     The acquisition of Nashville Music Co., located in Nashville, TN              2,500,000                   (c)
O.     26 town homes plus surrounding amenities                                      3,863,130                   (d)
O      Office Building, restaurant/banquet facility and vacant land                  6,669,930                   (d)
O      A motel located in Northbrook, Illinois, with 38 luxury suites                2,700,000                   (e)
O      A country club located in the Village of Lakemore, Illinois                     359,758                   (f)
O      An interest in a golf course and country club in Naperville, Illinois         2,684,779                   (d)
O      A water and utility service located in Oakbrook Terrace, IL                     408,000                  (f)
O      A restaurant site located in Shiller Park, Illinois                             620,789                   (f)
O      An interest in a shopping center in Palatine, Illinois                        6,689,596                   (f)
O      An interest in two leases and land located Shiller Park, IL                   1,207,207                   (g)
O      12-acre commercial parcel located in Dania, Florida                           1,618,103                   (f)
O      An interest in a Yacht located in Ft. Lauderdale, Florida                       688,608                   (h)
O      A Large land development in Gallatin, TN referred to as "Foxland"            16,000,000                   (i)
O      24 acres of residential vacant land near Bellevue, Tennessee                    800,400                   (j)
O      56-acre parcel located on Dickerson Road in Nashville, TN                     1,659,900                   (d)
                                                                                  -----------

Total value for Stock Exchanged and held in Trust Capacity
           December 31, 1996                                                        49,016,330

            Less: Impairment of investments (Note 2)                               (48,520,200)
                     Capitalization of mining equipment (Note 2)                      (496,130)
                                                                                  ------------

             Value at March 31, 1997                                              $          0
                                                                                  ============


The above investments, excluding the mining interests, are under litigation to determine legal ownership.

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

Ref:

(a)      - Valued at the  estimated  cost to  commence  operations  for the Reno facility.
(b)      - Valued at replacement cost of equipment purchased.
(c)      - Value  determined  by  using  the  stock  price  on the  date of the agreement discounted 50% for restriction, and compared to a valuation model projecting earnings for the company.
(d)      - Value based on tax assessors current Fair Cash Value.
(e)      - Valued at market  value  determined  by  independent  appraisers  and consultants.
(f)      - Value obtained from financial statement  schedules  indicating cost basis of property.
(g)      - Value  determined  by  calculating  the annual  lease  income times approximately 6 years.
(h)      -  Value   calculated  based  on  the  estimated  annual  net  income discounted at 10%.
(i)      - Value based on a current contract offer price.
(j)      - Valued at the current  market value of a lot recently sold adjacent the property.

As a good faith measure, stock was issued upon signing the agreements. It is the Company's position that the stock certificates issued in transactions which have yet to be consummated are being held by the recipient in a trust capacity for the benefit of both parties, and will be forfeited and canceled if the agreement is annulled or void. The Company has no control over any of the entities included in these potential acquisitions and will not have any control until such time as the acquisition is complete.

NOTE 4 - GOING CONCERN
As discussed in Note 1, the company has been in the development stage since June 29, 1993. A major portion of its assets includes mineral inventories valued at $200,000,000 and mining claims located in San Bernardino County, California valued at $69,375,000. Realization of a major portion of these assets is dependent upon the Company's ability to successfully liquidate the mineral inventory. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors raise concern about the Company's ability to continue as a going concern. It is management's intention to raise additional capital through a) leasing of the MedAway machines (Note 1), b) sale of some or all of the ore inventory (Note 5), c) sale of some of the advertising trade credits (Note 2), and d) a private placement of securities.

NOTE 5 - MINERAL INVENTORIES:
Mineral properties include:
a) An inventory of concentrated precious metals ore located on land leased from the State of Arizona through the year 2003. Recent assay reports commissioned by the Company indicate there is a combination of precious metals, rare earth and common elements. These concentrates were purchased in exchange for 100,000 shares (after given effect to reverse split (see
     Note 1)) of the Company's common stock. Such stock was valued at $200,000,000, based on the stock price on the date of the agreement discounted by 50% due to restrictions on transferability, applicable to such stock. A subsequent independent valuation indicated a fair-market value in excess of the recorded amount.
b) The San Bernardino County, California site consists of the purchase of 17 mining claims covering a 340-acre site. These claims were purchased in exchange for 375,000 (after given effect to reverse stock split (see Note
     1)) of the Company's common stock. The shares were valued at $69,375,000, the stock price on the date of the agreement discounted by 50% for restriction. Assay reports obtained by an independent assayer indicate a value in excess of this value. There has been no activity on this property for several years.
c) On April 30, 1998, the Company entered into a joint venture agreement with Hidden Splendor Smelting Company (HSS) to share in the profits for processing mineral inventories. HSS will be granted the exclusive right to earn an undivided 20% interest in the net revenues received as a result of the sale of processed inventory. HSS shall provide proper permits for the

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

     processing, equipment, laboratory facilities and structures for the initial period of the processing operations. The term of the agreement is eight years from the effective date of the agreement.

NOTE 6 - NOTES RECEIVABLE:


                                                                                           March 31,              December 31,
                                                                                            1997                    1996
                                                                                            ----                    ----
A note from INMOB (a  Mexican  corporation)  dated  November  6,  1995,  payable
November  5,  1996,  with no  interest.  This was  advanced  for the  purpose of evaluating a project in Mexico,  and, if consummated,  entitles the Company to a
66-2/3%  interest in the project,  as it is management's  intent is to converted their interest into the investment. This interest is for
assisting the joint venture in obtaining all financing arrangements.                   $          0                   $215,000

 A note from M. Philip and T. Carnes dated August 25, 1995,  payable  August 25,
1996 with interest at 11% per annum,
secured by an assignment of interest in an unrelated law suit.                                    0                     45,000
                                                                                 ------------------            ---------------

                                            Total Notes Receivable                     $          0                   $260,000
                                                                                 ==================            ===============

Both notes are delinquent as of the date of this report. Management is unsure of whether these notes are collectable. Therefore, they have been reversed out of the financial statements until such time that the sums owed are collected.

NOTE 7 - NOTES PAYABLE:
                                                                                          March 31,              December 31,
                                                                                            1997                    1996
                                                                                            ----                    ----
A note payable to R.K.  Company,  dated November 17, 1995,  payable  $43,367 per month with  interest  at 10% per annum  through  May  17,1996,  18%  thereafter, unsecured . $ 52,373 $247,809


A note payable to R. K. Company, dated November 17,1995,
payable $37,624 per month with interest at 10% per annum
through May 17 1996, 18% thereafter, unsecured.                                             215,000                    215,000
                                                                                     --------------             --------------

                                            Total Notes Payable                            $267,373                   $462,809
                                                                                     ==============             ==============

In March 1997, a payment of $195,436 was made on the note payable to R.K. Company. Both notes are delinquent and there has been a demand for payment on both notes. A final determination of the enforceability of these notes is subject to the outcome of the litigation reported above (see Note 2). Should the courts determine that these notes are not enforceable, the Company will pursue recovery of the $195,436 payment made in March 1997.

NOTE 8 - INCOME TAXES:
At December 31, 1993 the Company had a net operating loss carry forward for federal income tax purposes which will be limited because of change in ownership since 1993. Post 1993 net operating losses carry forward of approximately $500,000 is available to provide future tax benefits:

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
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

NOTE 9 - CAPITAL STOCK:
On December 28, 1993 the Company amended its articles of incorporation's to increase the authorized capitalization from 80,000,000 shares common stock to 900,000,000 shares of common stock and 200,000,000 shares of convertible preferred stock and changed the par value of its common stock from $0.02 per share to $0.001 per share. In January 1994, the Company declared a one for three reverse stock split. In June 1998, the Company declared a one for one thousand reverse stock split.

NOTE 10 - CONTINGENCIES:
The Company is subject to disputes, various claims and legal proceedings primarily relating to its contracts to acquire real estate and on account of various transactions affiliated with the owner of the real estate. Consummation of the agreements have not yet occurred, and such contracts are the subject of litigation, the outcome of which cannot presently be predicted to be favorable or unfavorable to the Company. Should the outcome of the real estate litigation be unfavorable to the Company, the outstanding shares will be recovered and the remaining unrecoverable shares will be pursued.

In 1996, the Company entered into a contract for the acquisition of an interest in a mining operation, but the transaction was not consummated. The Company issued 98,000 shares (after given effect to reverse split (see Note 1)) for the interest in the mining operation. The Company is attempting to reacquire those shares, but, at this time, management is unable to determine if collectability is probable.

Stock options for an aggregate of 50,000 shares (after given effect to reverse split (see Note 1)) were issued to The Rainbow Group and The Senior Group (25,000 each). Such options must be exercised within 10 years from the option grant date of June 28, 1994. The first 25,000 shares are reserved at an exercise price of $1,000 per share. The next 25,000 may be exercised at a price per share equal to the last trading price at the close of business for the day immediately preceding the day on which the option is exercised. In no event can the price be less than 110% of the trading price on June 28, 1994. The holder of these options is the same individual who holds the 98,000 shares discussed above.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash services and acquisitions are listed below, including common stock where applicable. Stated at value prior to reverse stock split.

     Date   Exchanged for:                                           No. of Shares   Value Assigned
    -----   -------------                                            -------------  ---------------

1.    1/94      Services                                               31,960,000       $    31,960
2.    5/94      A Future Learning Center                                  400,000            50,000
3.    5/94      Mining Interest                                        12,000,000            86,130
4.    7/94      Real Estate Properties                                 54,572,361        13,190,066
5.    9/94      Real Estate Properties                                 40,348,988         9,752,296
6.    9/94      Mining Interest                                        20,000,000           410,000
                                                                       ----------   ---------------

         Total 1994                                                   159,281,349        23,520,452
                                                                      -----------   ---------------

7.    2/95      Services                                                5,000,000             5,000
8.    2/95      Real Estate Properties                                 22,000,000         5,317,370
9.    8/95      Music Company                                           4,000,000         2,500,000
10.   8/95      Real Estate Properties                                 73,000,000        17,644,001
11.   8/95      Mineral Inventory (Note 5)                            100,000,000       200,000,000
12.   9/95      Services                                                  275,000            66,467
                                                                      -----------   ---------------

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

         Total 1995                                                   204,275,000       225,532,838
                                                                      -----------   ---------------

13.   6/96      Mining Interest                                        40,000,000               -
14.   6/96      Medical Decontamination Machines                        2,066,115           555,185
15.   7/96      Acquisition of ElfWorks, Inc.                          40,000,000            40,000
16.   1996      Services (Note 12)                                           -               34,970
                                                                      -----------   ---------------

         Total 1996                                                    82,066,115           630,155
                                                                      -----------   ---------------

17.   2/97      Mining Interest (Note 2)                              375,000,000        69,375,000
18.   1997      Services (Note 12)                                        -                  13,020
                                                                      -----------   ---------------


         Total 1997                                                   375,000,000       69,388,020
                                                                      -----------   ---------------

         TOTAL 1994 - 1997                                            820,622,464   $   319,071,465
                                                                                    ===============

              To reflect reverse stock  split:                            820,622
                                                                     ============

NOTE 12 - RELATED PARTY TRANSACTIONS:
o Inventories consisting of ore concentrates located in Arizona were purchased from Zarzion Ltd. in exchange for shares of the Company's common stock (see Note 5).
o October 2, 1997, 200,000,000 shares of preferred stock were issued for services and expenditures. The transaction was booked at the Company's par value of preferred stock.
o Services contributed by officers and reimbursements forfeited were expensed to "Imputed Wages" at an hourly rate proportionate to the services performed. Contributed office occupancy provided by Maurice Furlong, the Company's president and CEO, was expensed to rent at an average of $340 a month.
o Mining claims located in San Bernardino County, California were purchased from Zarzion Ltd. In exchange for shares of the Company's stock (see Note
     2).
o In April 1997, Maurice Furlong, CEO, President and major shareholder, obtained voting control of all common stock of the Company held by Zarzion, Ltd.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The increase in the Company's assets from December 31, 1996, to March 31, 1997, in the amount of $69,375,000 is attributable primarily to the acquisition of mineral property located in San Bernardino County, California, purchased from Zarzion, Ltd. in February 1997. The value ascribed to this property reflects the trading price of the stock exchanged for such property, discounted by 50% on account of restrictions on its transferability resulting from its not being registered under applicable securities laws. The increase in the Company's assets also reflects consummation of the its acquisition of Peeples Mining Company ("Peeples Mining"). The increase in the Company's plant and equipment from $586,369 at December 31, 1996 to $1,090,843 at March 31, 1997 is attributable to the Company's acquisition of certain mining equipment in connection with its acquisition of Peeples Mining. The increase in current liabilities is mostly attributable to current interest. The decrease in the Company's cash postition from December 31, 1996 to March 31, 1997, in the amount of $195,436 was due to partial payment of a promissory note to The R.K. Company.
         Three months operating losses increased from $49,090 ending with the first quarter of 1996 to $147,283 for three months ending with the first quarter of 1997, primarily on account of an increase in the Company's professional fees, travel, rent, and operational expenses.

         The increase in the number of shares outstanding on December 31, 1996, which amounted to 556,792,031 (556,793 after given effect to reverse split) to 873,792,031 (873,793 after given effect to reverse split) at March 31, 1997, is primarily attributable to the issuance of 375,000,000 shares (375,000 after given effect of reverse split) to Zarzion, Ltd. in exchange for the mining property in San Bernardino County, California. Also, during this period,58,000,000 shares (58,000 after given effect to reverse split) were returned to treasury by the R. K. Company.

Plan of Operation

         The discussion contained in Part I, Item 2,"Management's Plan of Operation", of the Company's Second Amended Form 10-SB filed December,1999 is incorporated herein by reference.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The discussion contained in Part II, Item 2, "Legal Proceedings" of the Company's Second Amended Form 10-SB is incorporated herein by reference.


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


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         The index to exhibits and exhibits contained in the Company's Second Amended Form 10-SB filed are incorporated herein by reference.




Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Hexagon Consolidate Companies of America, Inc.
                      ----------------------------------------------
                                  (Registrant)

                      By /s/ MAURICE W. FURLONG
                         -------------------------------------------
                         Maurice W. Furlong, President and Principal
                         Financial Officer

                         Date December 1, 1999
                              ----------------


                      By /s/ MICHAEL PIETRZAK
                         ----------------------------------------------
                         Michael Pietrzak, Executive Vice President and General Counsel

                         Date   December 1, 1999
                                ----------------