Form 10QSB/A
period 1997-06-30
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-13
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A



 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934


         For the quarterly period ended   June 30, 1997
                                          ------------------

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
                           (Issuer's Telephone Number)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for
         past 90 days.         Yes               No X
                                   ---             ---

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes       No n/a
                                                         ---      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of June 30, 1997: 871,400,068 shares (871,401 after given effect of reverse split)

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



                HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                         ( A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    June 30, 1997 AND DECEMBER 31, 1996



                                     ASSETS


                                                                  JUNE 30,           DECEMBER 31,
                                                                   1997                 1996
                                                           ------------------   ------------------
                                                            (unaudited)            (audited)
CURRENT ASSETS
        Cash  (Note 1)                                     $              760   $          196,214
        Prepaid expenses                                                   -                 1,500
                                                           ------------------   ------------------

          Total current assets                                           760               197,714
                                                           ------------------   ------------------

PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                                      555,185               555,185
        Equipment                                                    525,418                24,935
        Furniture and fixtures                                        12,307                 6,249
                                                           ------------------   ------------------
                                                                   1,092,910               586,369

        Less accumulated depreciation                                 15,241                11,355
                                                           ------------------   ------------------

        Net property, plant and equipment                          1,077,669               575,014
                                                           ------------------   ------------------

MINERAL INVENTORIES (Note 5)
        Purchased mineral inventory                              200,000,000           200,000,000
        Acquisition costs                                         69,375,000                -
                                                           ------------------   ------------------

                                                                 269,375,000           200,000,000
                                                           ------------------   ------------------

OTHER ASSETS
        Investment in future acquisitions (Note 2)                    -                 49,016,330
        Notes receivable  (Note 6)                                    -                    260,000
        Interest receivable                                           -                      6,600
        Organizational costs, net
           of amortization (Note 1)                                   -                     47,422
                                                           ------------------   ------------------

        Total other assets                                            -                 49,330,352
                                                           ------------------   ------------------

                                                           $      270,453,429   $      250,103,080
                                                           ==================   ==================

    The accompanying notes are an integral part of these financial statements



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1997 AND DECEMBER 31, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  June 30,        DECEMBER 31,
                                                                   1997                 1996
                                                           ------------------   ------------------
                                                                (unaudited)          (audited)
CURRENT LIABILITIES
        Accounts payable                                   $          101,011   $           28,206
        Shareholder advance                                                 -                4,400
        Accrued interest payable                                      105,924               74,922
        Notes payable - shareholder (Note 7)                          267,373              462,809
                                                           ------------------   ------------------

        Total current liabilities                                     474,308              570,337
                                                           ------------------   ------------------


STOCKHOLDERS'  EQUITY
        Common stock $.001 par value;
           900,000,000 shares authorized;
           issued and outstanding are
           885,182 shares and 510,182
           shares on June 30, 1997 and
           December 31, 1996, respectively                                885                  510

        Paid in capital                                           319,728,198          263,840,731

        Retained deficit (Note 1)                                           -          (13,702,162)

        Deficit accumulated during the
          Development stage                                       (49,749,962)             (606,336)
                                                           ------------------   ------------------

        Total stockholders' equity                                269,979,121          249,532,743
                                                           ------------------   ------------------


        Total liabilities and stockholders' equity         $      270,453,429   $      250,103,080
                                                           ==================   ==================

 The accompanying notes are an integral part of these financial statements



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 and 1996
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 and 1996
             AND THE PERIOD FROM JUNE 29, 1993 THROUGH JUNE 30, 1997

                                                                                                         (Date of Reorganiztion)
                                                                                                              June 29, 1993
                                          For the  six months  ended       For the  three months ended          Through
                                            June 30,         June 30,        June 30         June 30,            June 30,
                                             1998              1997            1998            1997               1998
                                         --------------  --------------  --------------  -------------       ---------------
                                          (unaudited)     (audited)      (unaudited)      (audited)

REVENUE                                   $          -   $          -   $            -  $           -              $ -
                                         --------------  -------------  --------------- --------------  ---------------

EXPENDITURES

        Depreciation and amortization            3,886          3,311            2,096          1,677           27,379
        Dues and subscriptions                   1,010          3,975            1,010          3,975            9,507
        Organizational costs                    47,422              -                -              -           47,422
        Professional fees                      145,921         68,412          107,149         40,252          322,279
        Postage and courier service              3,742          5,134            2,793          3,583           23,168
        Marketing and promotion                    970              -                -              -           33,453
        Travel and entertainment                30,790         21,623           14,047        15,149           154,093
        Telephone expenses                      25,966         12,881           21,578          8,668           68,979
        Other office expenses                   36.076          6,519           16,847          4,141           70,836
        Program development                      4,000              -                -              -           41,710
        Rent                                     2,040          2,160            1,020          1,080            8,467
        Imputed wages                           24,000         7,200            12,000          3,600           57,172
                                         --------------  -------------  --------------- --------------  ---------------

        Total expenses from operations         325,823        131,215          178,540         82,125          864,465
                                         --------------  -------------  --------------- --------------  ---------------

        Net operating loss                    (325,823)      (131,215)        (178,540)       (82,125)        (864,465)
                                         --------------  -------------  --------------- --------------  ---------------

OTHER INCOME (EXPENSES)
        Interest income                              -          4,821                -          2,411           12,036
        Bad debt expense                      (266,600)             -                -              -         (266,600)
        Interest expense                       (31,003)       (27,794)         (12,165)       (16,224)        (110,733)
                                         --------------  -------------  --------------- --------------  ---------------

        Total other income (expenses)         (297,603)       (22,973)         (12,165)       (16,224)        (110,733)
                                         --------------  -------------  --------------- --------------  ---------------

        Net loss before
              Federal income taxes            (623,426)      (154,188)        (190,705)       (95,938)      (1,229,762)
                                         --------------  -------------  --------------- --------------  ---------------

        Federal income taxes (Note 1)                -              -                -              -                -
                                         --------------  -------------  --------------- --------------  ---------------

        Net loss before
              extraordinary item              (623,426)      (154,188)        (190,705)       (95,938)      (1,229,762)
                                         --------------  -------------  --------------- --------------  ---------------

EXTRAORDINARY ITEM
        Impairment of investments (Note 3) (48,520,200)             -                -              -      (48,520,200)
                                         --------------  -------------  --------------- --------------  ---------------

        Total extraordinary item           (48,520,200)             -                -              -      (48,520,200)
                                         --------------  -------------  --------------- --------------  ---------------

        Net loss                          $(49,143,626)    $ (154,188)      $ (190,705)     $ (95,938)   $ (49,749,962)
                                         ==============  =============  =============== ==============  ===============

        Net loss per share before
          extraordinary item (Note 1)        $ (0.7043)     $ (0.3477)       $ (0.2154)     $ (0.2163)

                                        ==============  =============  =============== ==============

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH JUNE 30, 1997
                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                                           during the
                                                     Common Stock           Additional       Retained     Development
                                                 Stock         Amount     paid in capital    Deficit         Stage
                                                 -----         ------     ---------------    -------         -----

   Balance at June 29, 1993                     12,038,500    $ 240,770    $ 13,461,391   $ (13,702,162)     $       -

   January 4, 1994,  reverse stock split
      one share of new stock
       for three shares
      of old stock and change par value from
      $.02 to $.001                             (8,025,667)    (236,757)        236,757

   June 30, 1998, reverse stock split - one
      share of new stock for 1,000 shares of
      old stock                                 (4,008,820)      (4,009)          4,009

   Issuance of fractional shares                       446            -

   On June 29, 1993, Issued
     Common stock to current
      shareholders for loss of prior stock             600            -

   Issued shares of common stock to
     Masterhouse Ltd. (a related party)
     for 3500 master recording value
     unknown                                         1,500            2              (2)

   Net loss through December 31, 1993                                                                             (819)
                                             ---------------------------------------------------------------------------

   Balance December 31, 1993                         6,559            6      13,702,155    (13,702,162)          (819)

   In January and May 1994, Issued
      common stock for services valued
      at par                                        31,960           32          31,928

   In May 1994, record retroactive adjustment
      in connection with the acquisition of
      ElfWorks, Ltd., pooling of interest           40,000           40          39,960
      (Note 2)

   In May 1994, Issued common stock, held in
      trust capacity,  valued at estimatd
      cost of learning center (Note 2)                 400            -          50,000

   In May 1994, Issued common stock for
      a mining company, valued at current
      replacement cost of equipment                 12,000           12          86,118
      (see Note 2)

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


                                                                                                            Deficit
   ...continued                                                                                           Accumulated
                                                                                                           during the
                                                     Common Stock           Additional       Retained     Development
                                                 Stock         Amount     paid in capital    Deficit         Stage
                                                 -----         ------     ---------------    -------         -----

   In July and September 1994, Issued common
      stock,  held in trust capacity,  in
      exchange for real estate valued
      atfair market value                           94,921         $ 95    $ 22,942,267     $         -        $     -

   In September 1994, Issued shares for a
      mining co., valued replacement cost
      of equipment, (Note 2)                        20,000           20         409,980

   Capital contributed by shareholders                   -            -         126,768

   Net loss through December 31, 1994                                                                         (135,695)
                                             ---------------------------------------------------------------------------

   Balance December 31, 1994                       205,840          205      37,389,176     (13,702,162)      (136,514)

   In February 1995, Issued common stock
   for services, recorded at par value               5,000            5           4,995

   In February and August 1995, Issued
      common stock, held in trust capacity,  in
      exchange for real estate valued at
      fair market value                             95,000           95      22,961,276

   In August 1995, Issued common stock in
       for a music Co. valued at a discounted
       stock price                                   4,000            4       2,499,996

   In  August 1995,  Issued  common stock
       for  inventory of precious  metal ore,
       valued at a discounted stock price
       (Note 5)                                    100,000          100     199,999,900

   In September 1995, Issued common stock
      in exchange for services  performed in
      conjunction with the real estate
      transactions, valued at fair market value        275            1          66,466

   Capital contributed by shareholders                   -            -          45,575

   Net loss through December 31, 1995                                                                          (95,400)
                                             ---------------------------------------------------------------------------

   Balance December 31, 1995                       410,115           410     262,967,384    (13,702,162)      (231,914)

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


                                                                                                            Deficit
   ...continued                                                                                           Accumulated
                                                                                                           during the
                                                     Common Stock           Additional       Retained     Development
                                                 Stock         Amount     paid in capital    Deficit         Stage
                                                 -----         ------     ---------------    -------         -----


In June 1996,  Issued common stock for
       a mining  interest,  transaction  not
       consummated, stock to be recovered,
       valued at zero (Note 9)                      98,000         $ 98    $        (98)    $         -        $     -

   In June 1996, Issued common stock
        in exchange for equipment (Note 1)           2,067            2         555,183

   Imputed value of services provided by
      Officers and/or Directors (Note 10)                -            -          34,970

   Capital contributed by shareholders                   -            -         283,292               -              -

   Net loss through December 31, 1996                                                                         (374,422)
                                             ---------------------------------------------------------------------------

   Balance December 31, 1996                       510,182          510     263,840,731     (13,702,162)      (606,336)

   In  February  1997,  Issued  shares of
       common  stock in exchange for a Mining
       Interest valued at a
       discounted stock price
       (Note 2)                                    375,000          375      69,374,625

   Quasi-reorganization, 1997 (Note 1)                                      (13,702,162)     13,702,162

   Imputed value of services provided by
      Officers and/or Directors (Note 10)                -            -          26,040

   Capital contributed by shareholders                   -            -         188,964

   Net loss through June 30, 1997                                                                          (49,143,626)
                                             ---------------------------------------------------------------------------

   Balance June 30, 1997                           885,182        $ 885   $ 319,728,198      $        -   $(49,749,962)
                                             ============== ============= =============== ============== ===============


    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 and 1996
             AND THE PERIOD FROM JUNE 29, 1993 THROUGH JUNE 30, 1997

                                                                                                     June 29, 1993
                                                                       For the six months ended        Through
                                                                        June 30,       June 30,         June 30,
                                                                         1997            1996            1997
                                                                     ------------    ------------    ------------
                                                                        (unaudited)    (audited)

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                    $(49,143,626)   $   (154,188)   $(49,749,962)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
              Depreciation and amortization                                 3,886           3,311          27,379
              Services paid in stock:                                        --              --            36,960
              Imputed value of services provided by
                   Officers and Directors (Note 10)                        26,040            --            61,010
              Impairment of assets (Note 3)                            48,520,200            --        48,520,200
              Organizational costs                                         47,422            --            27,862

         Net (Increase) Decrease in:
              Prepaid expenses                                              1,500            --              --
              Escrow deposit                                                 --            (2,346)           --
              Notes receivable                                            260,000            --              --
              Interest receivable                                           6,600          (2,745)           --

         Net Increase (Decrease) in:
              Accounts payable                                             72,805          14,740         101,010
              Accrued interest payable                                     31,0021         27,794         105,924
                                                                     ------------    ------------    ------------

Net Cash Used by Operating Activities                                    (174,171)        113,164        (869,617)
                                                                     ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of Furniture and fixtures                                (6,058)         (2,704)         (6,058)
         Purchase of Equipment                                             (4,353)           --            (35,537)
                                                                     ------------    ------------    ------------

Net Cash Used by Investing Activities                                     (10,411)         (2,704)        (41,595)
                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                              188,964         115,825         644,598
         Payment on shareholder loan                                     (195,436)           --          (195,436)
         Borrowings                                                        (4,400)           --           462,810
                                                                     ------------    ------------    ------------

Net Cash Provided (Used) by Financing Activities                          (10,872)        115,825         911,972
                                                                     ------------    ------------    ------------

Net Increase (Decrease) in Cash                                          (195,720)            (43)            760

Cash at the beginning of period                                           196,214             865            --
                                                                     ------------    ------------    ------------

    Cash at the end of period                                        $        760    $        822   $         760
                                                                     ============    ============    ============



    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30,1997 AND DECEMBER 31, 1996





NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

In January, 1997, the Company voted to eliminate the previous retained deficit through a quasireorganization. This resulted in the elimination of the deficit in retained earnings of $13,702,162. It had no effect on assets or liabilities.

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

Administrative expenditures are charged to income in the year they are incurred.

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30,1997 AND DECEMBER 31,1996




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

LOSS PER COMMON SHARE: Weighted average shares outstanding used in the loss per common share calculation were 885,182 at June 30, 1997 and 443,471 at June 30, 1996.

NOTE 2 - ACQUISITIONS
1. On June 26, 1996 the Company issued 40,000 shares (after given effect to reverse split (see Note 1)) of its common stock in exchange for all of the outstanding common stock of Elf Works, Ltd. The business combination has been accounted for as a pooling of interest and, accordingly, the Company's consolidated financial statements have been given retroactive effect to include the accounts and operations of ElfWorks, Ltd. for all periods prior to the acquisition. ElfWorks, Ltd. had not commenced operations and had no activity since inception, except for organizational costs of $40,000. Therefore, the combined corporations will show no effect on the profit and loss from Elf 'Works Ltd. operations.

     This combination was accounted for as a pooling of interest after satisfying the twelve criteria referenced under APB 16, as follows: 1) each company is autonomous, 2) each company is independent, 3) the combination was effected in a single transaction, 4) common stock was issued for all the common stock of ElfWorks, Ltd., 5) the equity interest of common stock

                    HEXAGON CONSOLIDATD COMPANIES OF AMERICA,
                                      INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30,1997 AND DECEMBER 31,1996



     of each company was unchanged, 6) the combining companies reacquired a nominal number of shares, 7) the ratio interest of individual stockholders was unchanged, 8) voting rights are exercisable, 9) the combination was resolved at the consummation date of June 26, 1996, 10) ElfWorks, Ltd. agreed not to retire common stock to effect the combination, 11) there is no intent to dispose of a significant part of the assets of ElfWorks, Ltd., and 12) no financial arrangements have been made for the benefit of former stockholders.

     Advertising credits from American Independent Network (AIN) were acquired through the acquisition of ElfWorks, Ltd. Such credits are recorded at the predecessor's cost of zero. With reference to Staff Accounting Bulletin No. 48 Topic 5-G (9/27/82), when a company acquires assets from shareholders in exchange for stock prior to registration of a the company, such asset should generally be recorded at the cost to the shareholder. ElfWorks, Ltd. originally transferred common stock to AIN in exchange for these trade due bills. The credits are an irrevocable promise (trade due bill) to provide the holder with network programming time and commercial advertising time. According to AIN's current rate card, the Company could broadcast a % hour program 5 days a week at prime time for more than 4 years, throughout the networks 161 stations. The certificates are transferable and negotiable.

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

                   HEXAGON CONSOLIDATED COMPANIES OF AMERICA,
                                      INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30,1997 AND DECEMBER 31, 1996


o On February 4, 1997, the Company formed Peeples Mining Company, a Nevada Corporation, and a wholly owned subsidiary of the Company. The assets of Peeples LLC and F&H were consolidated into the new corporation. As a result, Peeples Mining Company now has mining operations in Arizona, Nevada and California. The Arizona operation includes a mineral lease on 377.11 acres. The Nevada property includes 7 claims on 140 acres. The production facility and lab equipment owned by Peeples Mining Company located at the Arizona mill site operation. Assay reports obtained by professionals in the industry indicate the expected value of these reserves to be in excess of the stock value on the date of these agreements discounted by 50% for restriction.

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

NOTE 3 - CONTRACTS FOR ACQUISITION

The Company has identified and entered into stock exchange agreements with entities in the mining, real estate, entertainment and education industries. These agreements provided that the other party to the agreement would have the right to annul or void the agreement if a registration statement registering the Company's common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is not declared effective within a specified period of time. This right has lapsed in as much as the Company's recent registration of

                HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997 AND DECEMBER 31, 1996


its common stock under the Exchange Act was declared effective on February 4, 1997. All of such contracts became effective as of that date, with the exception of the Company's contracts of the acquisition of the real estate, which are the subject of litigation and have not been consummated. The uncertainty of obtaining the required financial information and of the consummation of the transactions, it is felt that the value may have been impaired to an unknown extent. Therefore, it has been fully reserved against until such time that the transactions are consummated.

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
Stock exchanged for the specific assets have been valued as follows:

                                                                                Value
Description of Assets to be acquired by the Company                            Assigned  Ref.
---------------------------------------------------                            --------  ----

o   A future learning center to be located in Reno, Nevada                  $    50,000   (a)
o   A mining interest in 7 claims on 140 acres, located in Nevada                86,130   (b)
o   A mineral lease on 377.11 acres, located in Arizona                         410,000   (b)
o   The acquisition of Nashville Music Co., located in Nashville, TN          2,500,000   (c)
o   26 town homes plus surrounding amenities                                  3,863,130   (d)
o   Office Building, restaurant/banquet facility and vacant land              6,669,930   (d)
o   A motel located in Northbrook, Illinois, with 38 luxury suites            2,700,000   (e)
o   A country club located in the Village of Lakemore, Illinois                 359,758   (f)
o   An interest in a golf course and country club in Naperville, Illinois     2,684,779   (d)
o   A water and utility service located in Oakbrook Terrace, IL                 408,000   (f)
o   A restaurant site located in Shiller Park, Illinois                         620,789   (f)
o   An interest in a shopping center in Palatine, Illinois                    6,689,596   (f)
o   An interest in two leases and land located Shiller Park, IL               1,207,207   (g)
o   12-acre commercial parcel located in Dania, Florida                       1,618,103   (f)
o   An interest in a Yacht located in Ft. Lauderdale, Florida                   688,608   (h)
o   A Large land development in Gallatin, TN referred to as "Foxland"        16,000,000   (i)
o   24 acres of residential vacant land near Bellevue, Tennessee                800,400   (j)
o   56-acre parcel located on Dickerson Road in Nashville, TN                 1,659,900   (d)
                                                                           ------------

Total value for Stock Exchanged and held in Trust Capacity
           December 31, 1996                                                 49,016,330

            Less: Impairment of investments (Note 2)                       (48,520,200)
                     Capitalization of mining equipment (Note 2)              (496,130)
                                                                           ------------

             Value at September 30, 1997                                   $          0
                                                                           ============

                   HEXAGON CONSOLIDATED COMPANIES OF AMERICA,
                                      INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997 AND DECEMBER 31, 1996


The above investments, excluding the mining interests, are under litigation to determine legal ownership.

Ref:

(a)-  Valued at the estimated cost to commence operations for the Reno facility.
(b)-  Valued at replacement cost of equipment purchased.
(c)- Value determined by using the stock price on the date of the agreement discounted 50% for restriction, and compared to a valuation model projecting earnings for the company.
(d)- Value based on tax assessors current Fair Cash Value.
(e)- Valued  at  market  value   determined  by   independent   appraisers   and
     consultants.
(f)- Value obtained from financial statement schedules indicating cost basis of property.
(g)- Value determined by calculating the annual lease income times approximately 6 years.
(h)- Value calculated based on the estimated annual net income discounted at 10%.
(i)- Value based on a current contract offer price.
(j)- Valued at the current market value of a lot recently sold adjacent the property.

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

b) The San Bernardino County, California site consists of the purchase of 17 mining claims covering a 340- acre site. These claims were purchased in exchange for 375,000 (after given effect to reverse stock split (see Note
     1)) of the Company's common stock. The shares were valued at $69,375,000, the stock price on the date of the agreement discounted by 50% for restriction. Assay reports obtained by an independent assayer indicate a value in excess of this value. There has been no activity on this property for several years.

c) On April 30, 1998, the Company entered into a joint venture agreement with Hidden Splendor Smelting Company (HSS) to share in the profits for processing mineral inventories. HSS will be granted the exclusive right to earn an undivided 20% interest in the net revenues received as a result of the sale of processed inventory. HSS shall provide proper permits for the processing, equipment, laboratory facilities and structures for the initial period of the processing operations. The term of the agreement is eight years from the effective date of the agreement.




NOTE 6 - NOTES RECEIVABLE:
                                                                                               September  30,        December 31,
                                                                                                    1997                  1996
                                                                                               --------------        ------------


A note from INMOB (a  Mexican  corporation)  dated  November  6,  1995,  payable
November  5,  1996,  with no  interest.  This was  advanced  for the  purpose of evaluating a project in Mexico,  and, if consummated,  entitles the Company to a
66-2/3%  interest in the project,  as it is management's  intent is to converted their interest into the investment. This interest is for
assisting the joint venture in obtaining all financing arrangements.                        $          0                $215,000
 A note from M. Philip and T. Carnes dated August 25, 1995,  payable  August 25,
1996 with interest at 11% per annum,
secured by an assignment of interest in an unrelated law suit.                                         0                  45,000
                                                                                               --------------        -------------

                                            Total Notes Receivable                          $          0                $260,000
                                                                                               ==============        =============

Both notes are delinquent as of the date of this report. Management is unsure of whether these notes are collectable. Therefore, they have been reversed out of the financial statements until such time that the sums owed are collected.

NOTE 7 - NOTES PAYABLE:
                                                                                               September 30,         December 31,
                                                                                                    1997                1996
                                                                                               -------------         ------------


A note payable to R.K.  Company,  dated November 17, 1995,  payable  $43,367 per month with interest at 10% per annum through May 17,1996,
18% thereafter, unsecured .                                                                     $ 52,373                $247,809


A note payable to R. K. Company, dated November 17,1995,
payable $37,624 per month with interest at 10% per annum
through May 17 1996, 18% thereafter, unsecured.                                                  215,000                 215,000
                                                                                              --------------         ------------

                                            Total Notes Payable                                 $267,373                $462,809
                                                                                              =============          ============


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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997 AND DECEMBER 31,1996



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

Stock options for an aggregate of 50,000 shares (after given effect to reverse split (see Note 1)) were issued to The Rainbow Group and The Senior Group (25,000 each). Such options must be exercised within 10 years from the option grant date of June 28, 1994. The first 25,000 shares are reserved at an exercise price of $1,000 per share. The; next 25,000 may be exercised at a price per share equal to the last trading price at the close of business for the day immediately preceding the day on which the option is exercised. In no event can the price be less than 110% of the trading price on June 28, 1994. The holder of these options is the same individual who holds the 98,000 shares discussed above.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION:


     Date        Exchanged for:              No. of Shares  Value Assigned
    ------       --------------              -------------  -------------
1    1/94        Services                     31,960,000   $     31,960
2    5/94        A Future Learning Center        400,000         50,000
3    5/94        Mining Interest              12,000,000         86,130
4    7/94        Real Estate Properties       54,572,361     13,190,066
5    9/94        Real Estate Properties       40,348,988      9,752,296
6    9/94        Mining Interest              20,000,000        410,000
                                            ------------   ---------------

         Total 1994                          159,281,349     23,520,452
                                            ------------   ---------------

7    2/95        Services                      5,000,000          5,000
8    2/95        Real Estate Properties       22,000,000      5,317,370
9    8/95        Music Company                 4,000,000      2,500,000
10.  8/95        Real Estate Properties       73,000,000     17,644,001

11.  8/95        Mineral Inventory (Note 5)  100,000,000    200,000,000
12.  9/95        Services                        275,000         66,467
                                            ------------   ---------------

         Total 1995                          204,275,000    225,532,838
                                            ------------   ---------------

13.  6/96        Mining Interest              40,000,000        --
14.  6/96        Medical Decontamination
                   Machines                    2,066,115        555,185
15.  7/96        Acquisition of
                   ElfWorks, Inc.             40,000,000         40,000
16.  1996        Services (Note 12)              --              34,970
                                            ------------   ---------------

         Total 1996                           82,066,115        630,155
                                            ------------   ---------------

17   2/97        Mining Interest (Note 2)    375,000,000     69,375,000
18   1997        Services (Note 12)             --               39,060
                                            ------------   ---------------

         Total 1997                          375,000,000     69,414,060
                                            ------------   ---------------

         TOTAL 1994 - 1997                   820,622,464   $319,097,495
                                            ============   ===============

            To reflect reverse stock  split:     820,622


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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The increase in the Company's assets from December 31, 1996, to June 30,1997, in the amount of $69,375,000 is attributable primarily to the acquisition of mineral property located in San Bernardino County, California, purchased from Zarzion, Ltd. in February 1997. The value ascribed to this property reflects the trading price of the stock exchanged for such property, discounted by 50% on account of restrictions on its transferability resulting from its not being registered under applicable securities laws. The increase in the Company's assets also reflects consummation of the its acquisition of Peeples Mining Company ("Peeples Mining"). The increase in the Company's plant and equipment from $586,369 at December 31, 1996 to $1,092,910 at June 30,1997 is attributable to the Company's acquisition of certain mining equipment in connection with its acquisition of Peeples Mining. The increase in current liabilities is mostly attributable to current interest. The decrease in the Company's cash postition from December 31, 1996 to March 31, 1997, in the amount of $195,436 was due primarily to partial payment of a promissory note to The R.K. Company.

         Six months operating losses increased from $131,216 ending with the second quarter of 1996 to $325,823 ending with the second quarter of 1997, primarily on account of an increase in the Company's professional fees, travel, rent, and operational expenses.

         The decrease in the number of shares outstanding on March 31, 1997, which amounted to 873,792,031 (873,793 after given effect to reverse split) to 871,400,068 (871,401 after given effect to reverse split) at June 30, 1997, is primarily attributable to the return to treasury of 2,391,963 shares (2,392 after given effect to reverse split)from rescinded stock exchange agreements.

Plan of Operation

         The discussion contained in Part I, Item 2,"Management's Plan of Operation", of the Company's Second Amended Form 10-SB filed December 1999 is incorporated herein by reference.

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


                      Hexagon Consolidate Companies of America, Inc.
                      ----------------------------------------------
                                  (Registrant)

                      By /s/ MAURICE W. FURLONG
                         ---------------------------------
                             Maurice W. Furlong, President

                         Date December 1, 1999



                      By /s/ MICHAEL PIETRZAK
                         ---------------------------------
                              Michael Pietrzak, principal financial officer

                         Date   December 1, 1999