Form 10QSB
period 1997-09-30
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-13
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934


         For the quarterly period ended   September 30, 1997
                                          ------------------

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
                           (Issuer's Telephone Number)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for
         past 90 days.         Yes               No X
                                   ---             ---

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes       No n/a
                                                         ---      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of March 31, 1997: 871,400,068 shares (871,402 after given effect of reverse split)

         Transitional Small Business Disclosure Format (check one):
                  Yes                No  X
                      ----             ----

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


  The following financial statements are filed with this Form 10-QSB:

                                                            Page
                                                            ----

Balance Sheets                                              4 - 5
Statement of Operations                                       6
Statement of Changes in Stockholders' Equity                7 - 9
Statement of Cash Flows                                      10
Notes to Financial Statements                              11 - 18
Item 2.  Management's Discussion and
         Analysis or Plan of Operation                       19



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                     ASSETS


                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   1997                 1996
                                                           ------------------   ------------------
                                                            (unaudited)            (audited)
CURRENT ASSETS
        Cash  (Note 1)                                     $              494   $          196,214
        Prepaid expenses                                                   -                 1,500
                                                           ------------------   ------------------

          Total current assets                                           494               197,714
                                                           ------------------   ------------------

PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                                      555,185               555,185
        Equipment                                                    525,418                24,935
        Furniture and fixtures                                        12,307                 6,249
                                                           ------------------   ------------------
                                                                   1,092,910               586,369

        Less accumulated depreciation                                 17,337                11,355
                                                           ------------------   ------------------

        Net property, plant and equipment                          1,075,573               575,014
                                                           ------------------   ------------------

MINERAL INVENTORIES (Note 5)
        Purchased mineral inventory                              200,000,000           200,000,000
        Acquisition costs                                         69,375,000                -
                                                           ------------------   ------------------

                                                                 269,375,000           200,000,000
                                                           ------------------   ------------------

OTHER ASSETS
        Investment in future acquisitions (Note 2)                    -                 49,016,330
        Notes receivable  (Note 6)                                    -                    260,000
        Interest receivable                                           -                      6,600
        Organizational costs, net
           of amortization (Note 1)                                   -                     47,422
                                                           ------------------   ------------------

        Total other assets                                            -                 49,330,352
                                                           ------------------   ------------------

                                                           $      270,451,067   $      250,103,080
                                                           ==================   ==================

    The accompanying notes are an integral part of these financial statements





                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   1997                 1996
                                                           ------------------   ------------------
                                                                (unaudited)          (audited)
CURRENT LIABILITIES
        Accounts payable                                   $          107,741   $           28,206
        Shareholder advance                                                 -                4,400
        Accrued interest payable                                      118,223               74,922
        Notes payable - shareholder (Note 7)                          267,373              462,809
                                                           ------------------   ------------------

        Total current liabilities                                     493,337              570,337
                                                           ------------------   ------------------


STOCKHOLDERS'  EQUITY
        Common stock $.001 par value;
           900,000,000 shares authorized;
           issued and outstanding are
           885,182 shares and 510,182
           shares on September 30, 1997 and
           December 31, 1996, respectively                                885                  510

        Paid in capital                                           319,809,203          263,840,731

        Retained deficit (Note 1)                                           -          (13,702,162)

        Deficit accumulated during the
          Development stage                                       (49,852,358             (606,336)
                                                           ------------------   ------------------

        Total stockholders' equity                                269,957,730          249,532,743
                                                           ------------------   ------------------


        Total liabilities and stockholders' equity         $      270,451,067   $      250,103,080
                                                           ==================   ==================



    The accompanying notes are an integral part of these financial statements



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
          AND THE PERIOD FROM JUNE 29, 1993 THROUGH SEPTMEBER 30, 1997


                                                                                                         (Date of Reorganiztion)
                                                                                                              June 29, 1993
                                          For the  nine months  ended       For the  three months ended          Through
                                           September 30,   September 30,    September 30,  September 30,       September 30,
                                             1998              1997            1998            1997               1998
                                         --------------  --------------  --------------  -------------       ---------------

                                          (unaudited)     (audited)      (unaudited)      (audited)

REVENUE                                   $          -   $          -   $            -  $           -              $ -
                                         --------------  -------------  --------------- --------------  ---------------

EXPENDITURES

        Depreciation and amortization            5,982          5,168            2,096          1,857           29,475
        Dues and subscriptions                   1,010          4,202                -            227            9,507
        Organizational costs                    47,422              -                -              -           47,422
        Professional fees                      189,210        106,572           43,289         38,160          365,568
        Postage and courier service              5,126          8,430            1,384          3,296           24,552
        Marketing and promotion                    970            417                -            417           33,453
        Travel and entertainment                37,615         37,317            6,825         15,694          160,918
        Telephone expenses                      37,353         21,048           11,387          8,167           80,366
        Other office expenses                   44,172         12,458            8,096          5,939           78,932
        Program development                      4,000              -                -              -           41,710
        Rent                                     7,060          3,200            5,020          1,040           13,487
        Imputed wages                           36,000         10,800           12,000          3,600           69,172
                                         --------------  -------------  --------------- --------------  ---------------

        Total expenses from operations         415,920        209,612           90,097         78,397          954,562
                                         --------------  -------------  --------------- --------------  ---------------

        Net operating loss                    (415,920)      (209,612)         (90,097)       (78,397)        (954,562)
                                         --------------  -------------  --------------- --------------  ---------------

OTHER INCOME (EXPENSES)
        Interest income                              -          7,232                -          2,411           12,036
        Bad debt expense                      (266,600)             -                -              -         (266,600)
        Interest expense                       (43,302)       (34,711)         (12,299)        (6,917)        (123,032)
                                         --------------  -------------  --------------- --------------  ---------------

        Total other income (expenses)         (309,902)       (27,479)         (12,299)        (4,506)        (377,596)
                                         --------------  -------------  --------------- --------------  ---------------

        Net loss before
              Federal income taxes            (725,822)      (237,091)        (102,396)       (82,903)      (1,332,158)
                                         --------------  -------------  --------------- --------------  ---------------

        Federal income taxes (Note 1)                -              -                -              -                -
                                         --------------  -------------  --------------- --------------  ---------------

        Net loss before
              extraordinary item              (725,822)      (237,091)        (102,396)       (82,903)      (1,332,158)
                                         --------------  -------------  --------------- --------------  ---------------

EXTRAORDINARY ITEM
        Impairment of investments (Note 3) (48,520,200)             -                -              -      (48,520,200)
                                         --------------  -------------  --------------- --------------  ---------------

        Total extraordinary item           (48,520,200)             -                -              -      (48,520,200)
                                         --------------  -------------  --------------- --------------  ---------------

        Net loss                          $(49,246,022)    $ (237,091)      $ (102,396)     $ (82,903)   $ (49,852,358)
                                         ==============  =============  =============== ==============  ===============

        Net loss per share before
          extraordinary item (Note 1)        $ (0.8200)     $ (0.4647)       $ (0.1157)     $ (0.1625)
                                         ==============  =============  =============== ==============

                  The accompanying notes are an integral part of these financial statements



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH SEPTEMBER 30, 1997


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
      (see Note 2)

   ...continued

    The accompanying notes are an integral part of these financial statements




                 HEXAGON CONSOLIDATEDCOMPANIES OF AMERICA, INC.
                 (Formerly Health Care Centers of America, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH SEPTEMBER 30, 1997


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

   ...continued

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH SEPTMEBER 30, 1997


                                                                                                            Deficit
   ...continued                                                                                           Accumulated
                                                                                                           during the
                                                     Common Stock           Additional       Retained     Development
                                                 Stock         Amount     paid in capital    Deficit         Stage
                                                 -----         ------     ---------------    -------         -----


In     June 1996,  Issued common stock for a
       mining  interest,  transaction  not
       consummated, stock to be recovered,
       valued at zero (Note 9)                      98,000         $ 98    $        (98)    $         -        $     -

   In June 1996, Issued common stock
        in exchange for equipment (Note 1)           2,067            2         555,183

   Imputed value of services provided by
      Officers and/or Directors (Note 10)                -            -          34,970

   Capital contributed by shareholders                   -            -         283,292               -              -

   Net loss through December 31, 1996                                                                         (374,422)
                                             ---------------------------------------------------------------------------

   Balance December 31, 1996                       510,182          510     263,840,731     (13,702,162)      (606,336)

   In  February  1997,  Issued  shares of
       common  stock in exchange for a Mining
       Interest valued at a
       discounted stock price
       (Note 2)                                    375,000          375      69,374,625

   Quasi-reorganization, 1997 (Note 1)                                      (13,702,162)     13,702,162

   Imputed value of services provided by
      Officers and/or Directors (Note 10)                -            -          39,060

   Capital contributed by shareholders                   -            -         256,949

   Net loss through September 30, 1997                                                                     (49,246,022)
                                             ---------------------------------------------------------------------------

   Balance September 30, 1997                      885,182        $ 885   $ 319,809,203      $        -   $(49,852,358)
                                             ============== ============= =============== ============== ===============





    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
          AND THE PERIOD FROM JUNE 29, 1993 THROUGH SEPTEMBER 30, 1997



                                                                                                     June 29, 1993
                                                                       For the nine months ended        Through
                                                                     Septmeber 30,   September 30,    September 30,
                                                                         1997            1996             1997
                                                                     ------------    ------------    ------------
                                                                        (unaudited)                 (audited)

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                    $(49,246,022)   $   (223,091)   $(49,852,358)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
              Depreciation and amortization                                 5,982           5,167          29,475
              Services paid in stock:                                        --              --            36,960
              Imputed value of services provided by
                   Officers and Directors (Note 10)                        39,060          14,000          74,030
              Impairment of assets (Note 3)                            48,520,200            --        48,520,200
              Organizational costs                                         47,422            --            27,862

         Net (Increase) Decrease in:
              Prepaid expenses                                              1,500            --              --
              Escrow deposit                                                 --           191,563            --
              Notes receivable                                            260,000            --              --
              Interest receivable                                           6,600          (3,713)           --

         Net Increase (Decrease) in:
              Accounts payable                                             79,535          16,394         107,740
              Accrued interest payable                                     43,301          34,711         118,223
                                                                     ------------    ------------    ------------

Net Cash Used by Operating Activities                                    (242,422)         35,031        (937,868)
                                                                     ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of Furniture and fixtures                                (6,058)         (3,167)         (6,058)
         Purchase of Equipment                                             (4,353)         (1,348)        (35,537)
                                                                     ------------    ------------    ------------

Net Cash Used by Investing Activities                                     (10,411)         (4,515)        (41,595)
                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                              256,949         164,504         712,583
         Payment on shareholder loan                                     (195,436)           --          (195,436)
         Borrowings                                                        (4,400)           --           462,810
                                                                     ------------    ------------    ------------

Net Cash Provided (Used) by Financing Activities                           57,113         164,504         979,957
                                                                     ------------    ------------    ------------

Net Increase (Decrease) in Cash                                          (195,720)        195,020             494

Cash at the beginning of period                                           196,214             865            --
                                                                     ------------    ------------    ------------

    Cash at the end of period                                        $        494    $    195,885    $        494
                                                                     ============    ============    ============



    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996






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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expenses as incurred instead of being capitalized and amortized.

FINANCIAL INSTRUMENTS:
At September 30, 1997 and December 31, 1996, the fair value of the Company's notes payable and note receivable (see Notes 6 and 7) are assumed to be equal to their reported carrying amounts.

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

LOSS PER COMMON SHARE:

Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation  were  885,182 at September  30, 1997 and 510,182 at  September  30,
1996.

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

     This combination was accounted for as a pooling of interest after satisfying the twelve criteria referenced under APB 16, as follows: 1) each company is autonomous, 2) each company is independent, 3) the combination was effected in a single transaction, 4) common stock was issued for all the common stock of ElfWorks, Ltd., 5) the equity interest of common stock of each company was unchanged, 6) the combining companies reacquired a nominal number of shares, 7) the ratio interest of individual stockholders

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


     was unchanged, 8) voting rights are exercisable, 9) the combination was resolved at the consummation date of June 26, 1996, 10) ElfWorks, Ltd. agreed not to retire common stock to effect the combination, 11) there is no intent to dispose of a significant part of the assets of ElfWorks, Ltd., and 12) no financial arrangements have been made for the benefit of former stockholders.

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The increase in the Company's assets from December 31, 1996, to September 30,1997, in the amount of $69,375,000 is attributable primarily to the acquisition of mineral property located in San Bernardino County, California, purchased from Zarzion, Ltd. in February 1997. The value ascribed to this property reflects the trading price of the stock exchanged for such property, discounted by 50% on account of restrictions on its transferability resulting from its not being registered under applicable securities laws. The increase in the Company's assets also reflects consummation of the its acquisition of Peeples Mining Company ("Peeples Mining"). The increase in the Company's plant and equipment from $586,369 at December 31, 1996 to $1,092,910 at September 30,1997 is attributable to the Company's acquisition of certain mining equipment in connection with its acquisition of Peeples Mining. The increase in current liabilities is mostly attributable to current interest. The decrease in the Company's cash postition from December 31, 1996 to March 31, 1997, in the amount of $195,436 was due primarily to partial payment of a promissory note to The R.K. Company.
         Nine months operating losses increased from $209,612 ending with the third quarter of 1996 to $415,920 ending with the third quarter of 1997, primarily on account of an increase in the Company's professional fees, travel, rent, and operational expenses.



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


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         The index to exhibits and exhibits contained in the Company's Second Amended Form 10-SB are incorporated herein by reference.




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