Form 10QSB
period 1998-03-31
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-13
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934


         For the quarterly period ended   March 31, 1998
                                          ------------------

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ---------------
         Commission file no.       0-29006
                                   -------

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
                           (Issuer's Telephone Number)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for
         past 90 days.         Yes               No X
                                   ---             ---

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes       No n/a
                                                         ---      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of March 31, 1997: 870,650,068 shares (870,651 after given effect of reverse split)

         Transitional Small Business Disclosure Format (check one):
                  Yes                No  X
                      ----             ----

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


  The following financial statements are filed with this Form 10-QSB:

                                                            Page
                                                            ----

Balance Sheets                                              4 - 5
Statement of Operations                                       6
Statement of Changes in Stockholders' Equity                7 - 9
Statement of Cash Flows                                      10
Notes to Financial Statements                              11 - 18

Item 2.  Management's Discussion and
         Analysis or Plan of Operation                       19

                                     ASSETS


                                                   MARCH 31,   DECEMBER 31,
                                                    1998         1997
                                               ------------   ------------
                                                 (unaudited)    (audited)

CURRENT ASSETS
        Cash  (Note 1)                         $        446   $        470
                                               ------------   ------------

          Total current assets                          446            470
                                               ------------   ------------


PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                     555,185        555,185
        Equipment                                   525,418        525,418
        Furniture and fixtures                       12,552         12,307
                                               ------------   ------------
                                                  1,093,155      1,092,910

        Less accumulated depreciation                21,483         19,433
                                               ------------   ------------

        Net property, plant and equipment         1,071,672      1,073,477
                                               ------------   ------------


MINERAL INVENTORIES (Note 5)
        Purchased mineral inventory             200,000,000    200,000,000
        Acquisition costs                        69,375,000     69,375,000
                                               ------------   ------------

                                                269,375,000    269,375,000
                                               ------------   ------------


                                               $270,447,118   $270,448,947
                                               ============   ============

    The accompanying notes are an integral part of these financial statements


         The accompanying notes are an integral part of these financial statements HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       MARCH 31,        DECEMBER 31,
                                                         1998             1997
                                                     -------------    -------------
                                                       (unaudited)       (audited)

CURRENT LIABILITIES
        Accounts payable                             $      67,980    $      82,281
        Accrued interest payable                           142,554          130,523
        Notes payable - shareholder (Note 6)               267,373          267,373
                                                     -------------    -------------

        Total current liabilities                          477,907          480,177
                                                     -------------    -------------

STOCKHOLDERS'  EQUITY
        Common stock $.001 par value;
           900,000,000 shares authorized;
           issued and outstanding are
           885,182 shares on March 31, 1998
          and December 31, 1997                                885              885

        Convertible preferred stock, $0.001 par
          value; 200,000,000 shares authorized;
          issued and outstanding:                      200,000,000
          shares on March 31, 1998 and
          December 31, 1997                                200,000          200,000

        Paid in capital                                320,054,957      319,884,007

        Deficit accumulated during the
          Development stage                            (50,286,631)     (50,116,122)
                                                     -------------    -------------

        Total stockholders' equity                     269,969,211      269,968,770
                                                     -------------    -------------

        Total liabilities and stockholders' equity   $ 270,447,118    $ 270,448,947
                                                     =============    =============

    The accompanying notes are an integral part of these financial statements


         The accompanying notes are an integral part of these financial statements HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997
            AND THE PERIOD FROM JUNE 29, 1993 THROUGH MARCH 31, 1998


                                                                         (Date of Reorganiztion)
                                                                              June 29, 1993
                                                For the three months ended       Through
                                                 March 31,       March 31,       March 31,
                                                  1998            1997            1998
                                              ------------    ------------    ------------

REVENUE                                       $       --      $       --      $       --
                                              ------------    ------------    ------------
EXPENDITURES

         Depreciation and amortization               2,051           1,790          33,622
         Dues and subscriptions                       --              --             9,507
         Organizational costs                         --            47,422          47,422
         Professional fees                         115,897          38,772         498,944
         Postage and courier service                 1,068             949          26,469
         Management fee                               --              --           200,000
         Marketing and promotion                      --               970          33,453
         Travel and entertainment                    5,603          16,743         184,297
         Telephone expenses                          6,946           4,388         100,657
         Other office expenses                      13,892          19,229          79,724
         Program development                          --             4,000          41,710
         Rent                                        1,020           1,020          15,527
         Imputed wages                              12,000          12,000          93,172
                                              ------------    ------------    ------------

         Total expenses from operations            158,477         147,283       1,364,504
                                              ------------    ------------    ------------

         Net operating loss                       (158,477)       (147,283)     (1,364,504)
                                              ------------    ------------    ------------

OTHER INCOME (EXPENSES)
         Interest income                              --              --            12,036
         Bad debt expense                             --          (266,600)       (266,600)
         Interest expense                          (12,032)        (18,838)       (147,363)
                                              ------------    ------------    ------------

         Total other income (expenses)             (12,032)       (285,438)       (401,927)
                                              ------------    ------------    ------------

         Net loss before
                Federal income taxes              (170,509)       (432,721)     (1,766,431)
                                              ------------    ------------    ------------

         Federal income taxes (Note 1)                --              --              --
                                              ------------    ------------    ------------

         Net loss before
                extraordinary item                (170,509)       (432,721)     (1,766,431)
                                              ------------    ------------    ------------

EXTRAORDINARY ITEM
         Impairment of investments (Note 3)           --       (48,520,200)    (48,520,200)
                                              ------------    ------------    ------------

         Total extraordinary item                     --       (48,520,200)    (48,520,200)
                                              ------------    ------------    ------------

         Net loss                             $   (170,509)   $(48,952,921)   $(50,286,631)
                                              ============    ============    ============

         Net los per share (Note 1)           $    (0.1926)   $    (0.5692)
                                              ============    ============

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1998
                                     Deficit
                                                                                                                     Accumulated
                                                                                                                     during the
                                           Common Stock             Preferred Stock     Additional     Retained      Development
                                         Stock       Amount       Stock      Amount  paid in capital   Deficit         Stage
                                         -----       ------       -----      ------  ---------------   --------        ------

Balance at June 29, 1993              12,038,500    $  240,770      --     $   --   $ 13,461,391      $(13,702,162)    $  --

January 4, 1994,  reverse
  stock split- one share of
  new stock for three shares
  of old stock and change
  par value from
  $.02 to $.001                       (8,025,667)     (236,757)                          236,757

June 30, 1998, reverse stock
  split - one share of new
  stock for 1,000 shares of
  old stock                           (4,008,820)       (4,009)                            4,009

Issuance of fractional shares                446          --

On June 29, 1993, Issued
  Common stock to current
  shareholders for loss of
  prior stock                                600          --

Issued shares of common stock
  to Masterhouse Ltd. (a related
  party)for 3500 master recordings,
  value unknown
                                           1,500             2                                (2)

Net loss through December 31, 1993                                                                                          (819)
                                           -------------------------------------------------------------------------------------
Balance December 31, 1993                  6,559             6      --         --     13,702,155       (13,702,162)         (819)

In January and May 1994, Issued
  common stock for services valued
  at par                                  31,960            32                            31,928

In May 1994, record retroactive
  adjustment
  in connection with the acquisition
  of ElfWorks, Ltd., pooling of
  interest (Note 2)                       40,000            40                            39,960

InMay 1994,  Issued common stock,
  held in trust  capacity,  valued
  at estimated cost of learning center
  (Note 2)                                   400           --                             50,000

InMay  1994,  Issued  common  stock
  for a mining  company,  valued
  at  current replacement cost
  of equipment (see Note 2)               12,000            12                            86,118

   The accompanying notes are an integral part of these financial statements


 ...continued


                   The accompanying notes are an integral part
                      of these financial statements HEXAGON
                     CONSOLIDATEDCOMPANIES OF AMERICA, INC.
                 (Formerly Health Care Centers of America, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1998

                                                                                                                     Accumulated
                                                                                                                     during the
                                             Common Stock           Preferred Stock     Additional     Retained      Development
                                         Stock          Amount     Stock     Amount   paid in capital   Deficit         Stage
                                         -----          ------       -----   ------  ---------------   --------        ------

In July and September  1994,  Issued
   common stock,  held in trust
   capacity,  in exchange for real
   estate valued at fair market value    94,921        $   95      --      $  --      $ 22,942,267   $       --      $      --

In September 1994, Issued shares
   for a mining co., valued
   replacement cost of equipment,
   (Note 2)                               20,000           20                            409,980

Capital contributed by shareholders         --           --                               126,768

Net loss through December 31, 1994                                                                                      (135,695)
                                         ----------------------------------------------------------------------------------------
Balance December 31, 1994                205,840          205      --        --         37,389,176    (13,702,162)      (136,514)

In February 1995, Issued common
   stock for services, recorded
   at par value                            5,000            5                                4,995

In February and August 1995,
   Issued common stock,  held in
   trust  capacity,  in exchange for
   real estate valued at
   fair  market value                     95,000           95                          22,961,276

In August 1995, Issued common stock in
    for a music company valued at a
    discounted stock price                 4,000            4                            2,499,996

In  August 1995, Issued common stock
    for inventory of precious metal
    ore, valued at a discounted stock
    price (Note 5)                       100,000          100                         199,999,900

In September  1995,  Issued  common
   stock in exchange for services
   performed in conjunction with the
   real estate transactions, valued
   at fair market value                      275            1                               66,466

Capital contributed by shareholders         --           --                                45,575

Net loss through December 31, 1995                                                                                       (95,400)
                                         ----------------------------------------------------------------------------------------
Balance December 31, 1995                410,115          410      --          --      262,967,384     (13,702,162)     (231,914)


    The accompanying notes are an integral part of these financial statements

 ...continued


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1998
                                                                                                                     Accumulated
                                                                                                                     during the
                                             Common Stock           Preferred Stock     Additional     Retained      Development
                                         Stock          Amount     Stock     Amount   paid in capital   Deficit         Stage
                                         -----          ------       -----   ------  ---------------   --------        ------
In  June  1996,  Issued  common
    stock for a mining  interest,
    transaction  not consummated,
    stock to be recovered, valued
    at zero (Note 9)                      98,000      $ 98          --      $ --             $ (98)        $  --          $ --

In June 1996, Issued common stock
     in exchange for equipment (Note 1)    2,067            2                              555,183

Imputed value of services provided by
   Officers and/or Directors (Note 11)      --        --                                    34,970

Capital contributed by shareholders         --        --                                   283,292            --            --

Net loss through December 31, 1996                                                                                      (374,422)
                                      -------------------------------------------------------------------------------------------

Balance December 31, 1996                510,182       510          --         --      263,840,731     (13,702,162)     (606,336)

In February 1997, Issued shares of
    common stock in exchange for a
    Mining Interest valued at a
   discounted stock price (Note 2)       375,000       375                              69,374,625

Quasi-reorganization, 1997 (Note 1)                                                    (13,702,162)     13,702,162

In October, 1997, authorized and
   issued convertible preferred
   stock for services and
   expenditures, valued
   at par (Note 1)                   200,000,000   200,000

Imputed value of services provided by
   Officers and/or Directors (Note 11)      --        --                                    51,960

Capital contributed by shareholders         --        --                                   318,853

Net loss through December 31, 1997                                                                                   (49,509,786)
                                      -------------------------------------------------------------------------------------------

Balance December 31, 1997                885,182       885  200,000,000    200,000     319,884,007            --     (50,116,122)

Imputed value of services provided by
   Officers and/or Directors (Note 11)                                                      13,020

Capital contributed by shareholders                                                        157,930

Net loss through March 31, 1998                                                                                         (170,509)
                                      -------------------------------------------------------------------------------------------

Balance at March 31, 1998                885,182     $ 885  200,000,000  $ 200,000   $ 320,054,957          $ --    $(50,286,631)
                                      ==========  ========  ===========  =========   =============          ======  ============

    The accompanying notes are an integral part of these financial statements



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997
            AND THE PERIOD FROM JUNE 29, 1993 THROUGH MARCH 31, 1998



                                                                                         June 29, 1993
                                                      For the three months ended            Through
                                                     March 31,          March 31,          March 31,
                                                        1998              1997                1998
                                                   ---------------    --------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                      $ (170,509)    $ (48,952,921)      $ (50,286,631)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
              Depreciation and amortization                 2,051             1,790              33,622
              Services paid in stock:                           -                 -              36,960
              Imputed value of services provided by
                   Officers and Directors (Note 11)        13,020            13,020              99,950
              Impairment of assets (Note 3)                     -        48,520,200          48,520,200
              Preferred stock issued for services (Note 1)                                      200,000
              Organizational costs                              -            47,422              27,862

         Net (Increase) Decrease in:
              Notes receivable                                  -           260,000                   -
              Interest receivable                               -             6,600                   -

         Net Increase (Decrease) in:
              Accounts payable                            (14,301)          (15,487)             67,979
              Accrued interest payable                     12,031            18,837             142,554
                                                   ---------------    --------------     ---------------

Net Cash Used by Operating Activities                    (157,708)         (100,539)         (1,157,504)
                                                   ---------------    --------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of Furniture and fixtures                  (245)           (6,058)            (12,552)
         Purchase of Equipment                                  -            (2,286)            (29,288)
                                                   ---------------    --------------     ---------------

Net Cash Used by Investing Activities                        (245)           (8,344)            (41,840)
                                                   ---------------    --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders              157,929           113,283             932,416
         Payment on shareholder loan                            -          (195,436)           (195,436)
         Borrowings                                             -            (4,400)            462,810
                                                   ---------------    --------------     ---------------

Net Cash Provided (Used) by Financing Activities          157,929           (86,553)          1,199,790
                                                   ---------------    --------------     ---------------

Net Increase (Decrease) in Cash                               (24)         (195,436)                446

Cash at the beginning of period                               470           196,214                   -
                                                   ---------------    --------------     ---------------

    Cash at the end of period                               $ 446             $ 778               $ 446
                                                   ===============    ==============     ===============


    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expenses as incurred instead of being capitalized and amortized.

FINANCIAL INSTRUMENTS:
At March 31, 1998 and December 31, 1997, the fair value of the Company's notes payable (see Note 6) are assumed to be equal to their reported carrying amounts.

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

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation were 885,182 shares at March 31, 1998 and 760,182 shares at March 31, 1997.

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


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

Stock exchanged for the specific assets have been valued as follows:

                                                                             Value
Description of Assets to be acquired by the Company                         Assigned     Ref.
---------------------------------------------------                         --------     ----

o  A future learning center to be located in Reno, Nevada                  $    50,000   (a)
o  A mining interest in 7 claims on 140 acres, located in Nevada                86,130   (b)
o  A mineral lease on 377.11 acres, located in Arizona                         410,000   (b)
o  The acquisition of Nashville Music Co., located in Nashville, TN          2,500,000   (c)
o  26 town homes plus surrounding amenities                                  3,863,130   (d)
o  Office Building, restaurant/banquet facility and vacant land              6,669,930   (d)
o  A motel located in Northbrook, Illinois, with 38 luxury suites            2,700,000   (e)
o  A country club located in the Village of Lakemore, Illinois                 359,758   (f)
o  An interest in a golf course and country club in Naperville, Illinois     2,684,779   (d)
o  A water and utility service located in Oakbrook Terrace, IL                 408,000   (f)
o  A restaurant site located in Shiller Park, Illinois                         620,789   (f)
o  An interest in a shopping center in Palatine, Illinois                    6,689,596   (f)
o  An interest in two leases and land located Shiller Park, IL               1,207,207   (g)
o  12-acre commercial parcel located in Dania, Florida                       1,618,103   (f)
o  An interest in a Yacht located in Ft. Lauderdale, Florida                   688,608   (h)
o  A Large land development in Gallatin, TN referred to as "Foxland"        16,000,000   (i)
o  24 acres of residential vacant land near Bellevue, Tennessee                800,400   (j)
o  56-acre parcel located on Dickerson Road in Nashville, TN                 1,659,900   (d)
                                                                             ---------
Total value for Stock Exchanged and held in Trust Capacity
           December 31, 1996                                                49,016,330

            Less: Impairment of investments (Note 2)                       (48,520,200)
                     Capitalization of mining equipment (Note 2)              (496,130)
                                                                           ------------

             Value at December 31, 1997 and March 31, 1998                 $         0
                                                                           ===========

The above investments, excluding the mining interests, are under litigation to determine legal ownership.

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

NOTE 6 - NOTES PAYABLE:
                                                                         March 31,       December 31,
                                                                            1998             1997
                                                                            ----             ----
A note payable to R.K. Company, dated November 17, 1995,
 payable $43,367 permonth with interest at 10%
 per annum through May 17,1996,
 18% thereafter, unsecured .                                            $ 52,373          $ 52,373


A note payable to R. K. Company, dated November 17,1995,
payable $37,624 per month with interest at 10% per annum
through May 17 1996, 18% thereafter, unsecured                           215,000           215,000
                                                                        --------          --------

                                            Total Notes Payable         $267,373         $267,373.
                                                                        ========          ========


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

NOTE 7 - INCOME TAXES:
At December 31, 1993 the Company had a net operating loss carry forward for federal income tax purposes which will be limited because of change in ownership since 1993. Post 1993 net operating losses carry forward of approximately $500,000 is available to provide future tax benefits:

Expiration Date               Operating Losses
           2008                       $    800
           2009                        101,000
           2010                         90,000
           2011                        308,200

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


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




NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash services and acquisitions are listed below, including common stock where applicable. Stated at value prior to reverse stock split.

     Date   Exchanged for:                                             No. of Shares    Value Assigned
    -----   ---------------                                            -------------    --------------
1.  1/94     Services                                                  31,960,000       $       31,960
2.  5/94     A Future Learning Center                                     400,000               50,000
3.  5/94     Mining Interest                                           12,000,000               86,130
4.  7/94     Real Estate Properties                                    54,572,361           13,190,066
5.  9/94     Real Estate Properties                                    40,348,988            9,752,296
6.  9/94     Mining Interest                                           20,000,000              410,000
                                                                      -----------      ---------------

         Total 1994                                                   159,281,349           23,520,452
                                                                      -----------      ---------------

7.  2/95    Services                                                    5,000,000                5,000
8.  2/95    Real Estate Properties                                     22,000,000            5,317,370
9.  8/95    Music Company                                               4,000,000            2,500,000
10. 8/95    Real Estate Properties                                     73,000,000           17,644,001
11. 8/95    Mineral Inventory (Note 5)                                100,000,000          200,000,000
12. 9/95    Services                                                      275,000               66,467
                                                                      -----------      ---------------

         Total 1995                                                   204,275,000          225,532,838
                                                                      -----------      ---------------

13. 6/96    Mining Interest                                            40,000,000                    -
14. 6/96    Medical Decontamination Machines                            2,066,115              555,185
15. 7/96    Acquisition of ElfWorks, Inc.                              40,000,000               40,000
16. 1996    Services (Note 11)                                                  -               34,970
                                                                      -----------      ---------------

         Total 1996                                                    82,066,115              630,155
                                                                      -----------      ---------------

17. 2/97    Mining Interest (Note 2)                                  375,000,000           69,375,000
18. 1997    Services(Note 11)                                                   -               51,960
                                                                      -----------      ---------------


         Total 1997                                                   375,000,000           69,426,960
                                                                      -----------      ---------------
19. 1998    Services (Note 11)                                               -                  13,020
                                                                      -----------      ---------------
         Total 1998                                                          -                  13,020
                                                                      -----------      ---------------

         TOTAL 1994 - 1998                                            820,622,464      $   319,123,425
                                                                     ============      ===============

                  To reflect reverse stock  split:                       820,622

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

NOTE 11 - RELATED PARTY TRANSACTIONS:
o Inventories consisting of ore concentrates located in Arizona were purchased from Zarzion Ltd. in exchange for shares of the Company's common stock (see Note 5).
o October 2, 1997, 200,000,000 shares of preferred stock were issued for services and expenditures. The transaction was booked at the Company's par value of preferred stock.
o Services contributed by officers and reimbursements forfeited were expensed to "Imputed Wages" at an hourly rate proportionate to the services performed. Contributed office occupancy provided by Maurice Furlong, the Company's president and CEO, was expensed to rent at an average of $340 a month.
o Mining claims located in San Bernardino County, California were purchased from Zarzion Ltd. In exchange for shares of the Company's stock (see Note
     2).
o In April 1997, Maurice Furlong, CEO, President and major shareholder, obtained voting control of all common stock of the Company held by Zarzion, Ltd.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The increase in the Company's plant and equipment from $1,092,910 at December 31, 1997 to $1,093,155 at March 31,1998 is attributable to the Company's acquisition of certain office furnitue and equipment. The increase in current liabilities is mostly attributable to current interest.

         Three months operating losses increased from $147,283 ending the first quarter of 1997 to $158,477 ending with the first quarter of 1998, primarily on account of an increase in the Company's professional fees, travel, rent, and operational expenses.

         The decrease in the number of outstanding shares of common stock from 871,400,068 (871,401 after given effect of reverse split) at December 31, 1997 to 870,650,068 (870,651 after given effect of reverse split) was a a result of the return to treasury of 750,000 shares (750 after given effect of reverse split). These shares had been issued to three newly appointed members of the board of directors in November, 1996, in the amount of 250,000 shares (250 after given effect of reverse split)each. Subsequent to their appointment and the award of these shares, a mutual agreement was reached between the Company and these directors. It was agreed to void this award of stock and the shares were returned to the Company.

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


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         The index to exhibits and exhibits contained in the Company's Second Amended Form 10-SB are incorporated herein by referennce.



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

                         Date December 1, 1999
                              ---------------


                      By /s/ MICHAEL PIETRZAK
                         ---------------------------------
                         Michael Pietrzak, principal financial officer

                         Date December 1, 1999
                              ----------------