Form 10QSB
period 1998-06-30
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-13
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934


         For the quarterly period ended   June 30, 1998
                                          ------------------

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
                           (Issuer's Telephone Number)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for
         past 90 days.         Yes               No X
                                   ---             ---

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes       No n/a
                                                         ---      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of June 30, 1998: 871,098 shares

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


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997



                                     ASSETS


                                                   JUNE 30,               DECEMBER 31,
                                                     1998                     1997
                                             ----------------------   -----------------------
                                                  (unaudited)               (audited)
CURRENT ASSETS
        Cash  (Note 1)                               $         422            $         470
                                             ----------------------   ----------------------

          Total current assets                                 422                      470
                                             ----------------------   -----------------------


PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                            555,185                  555,185
        Equipment                                          526,917                  525,418
        Furniture and fixtures                              12,552                   12,307
                                             ----------------------   -----------------------
                                                         1,094,654                1,092,910

        Less accumulated depreciation                       23,559                   19,433
                                             ----------------------   -----------------------

        Net property, plant and equipment                1,071,095                1,073,477
                                             ----------------------   -----------------------


MINERAL INVENTORIES (Note 5)
        Purchased mineral inventory                    200,000,000              200,000,000
        Acquisition costs                               69,375,000               69,375,000
                                             ----------------------   ----------------------

                                                       269,375,000              269,375,000
                                             ----------------------   ----------------------


                                                     $ 270,446,517            $ 270,448,947
                                             ======================   =======================

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        JUNE 30,               DECEMBER 31,
                                                                          1998                    1997
                                                           ----------------------   -----------------------
                                                                        (unaudited)             (audited)
CURRENT LIABILITIES
        Accounts payable                                           $      47,600           $       82,281
        Accrued interest payable                                         154,720                  130,523
        Notes payable - shareholder (Note 6)                             267,373                  267,373
                                                           ----------------------   -----------------------

        Total current liabilities                                        469,693                  480,177
                                                           ----------------------   -----------------------

STOCKHOLDERS'  EQUITY
        Common stock $.001 par value;
           900,000,000 shares authorized;
           issued and outstanding are
           885,182 shares on June 30, 1998
           and December 31, 1997                                             885                      885

        Convertible preferred stock, $0.001 par
           value; 200,000,000 shares authorized;
           issued and outstanding:  200,000,000
           shares on June 30, 1998 and
           December 31, 1997                                             200,000                  200,000

        Paid in capital                                              320,147,545              319,884,007

        Deficit accumulated during the
          Development stage                                          (50,371,606)             (50,116,122)
                                                           ----------------------   -----------------------

        Total stockholders' equity                                   269,976,824              269,968,770
                                                           ----------------------   -----------------------

        Total liabilities and stockholders' equity                 $ 270,446,517            $ 270,448,947
                                                           ======================   =======================



    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 and 1997
             AND THE PERIOD FROM JUNE 29, 1993 THROUGH JUNE 30, 1998


                                                                                                    (Date of Reorganiztion)
                                                                                                          June 29, 1993
                                           For the six months ended       For the three months ended        Through
                                           June 30,        June 30,        June 30,        June 30,        June 30,
                                             1998            1997            1998            1997            1998
                                         --------------  --------------  --------------  --------------  --------------
REVENUE                                     $        -   $           -       $       -       $       -   $          -
                                         --------------  --------------  --------------  --------------  --------------
EXPENDITURES

        Depreciation and amortization            4,126           3,886           2,075           2,096          35,697
        Dues and subscriptions                       -           1,010               -           1,010           9,507
        Organizational costs                         -          47,422               -               -          47,422
        Professional fees                      161,012         145,921          45,115         107,149         544,059
        Postage and courier service              1,068           3,742               -           2,793          26,469
        Management fee                               -               -               -               -         200,000
        Marketing and promotion                      -             970               -               -          33,453
        Travel and entertainment                10,454          30,790           4,851          14,047         189,148
        Telephone expenses                      12,615          25,966           5,669          21,578         106,326
        Other office expenses                   15,972          36,076           2,080          16,847          81,804
        Program development                          -           4,000               -               -          41,710
        Rent                                     2,040           2,040           1,020           1,020          16,547
        Imputed wages                           24,000          24,000          12,000          12,000         105,172
                                         --------------  --------------  --------------  --------------  --------------

        Total expenses from operations         231,287         325,823          72,810         178,540       1,437,314
                                         --------------  --------------  --------------  --------------  --------------

        Net operating loss                    (231,287)       (325,823)        (72,810)       (178,540)     (1,437,314)
                                         --------------  --------------  --------------  --------------  --------------

OTHER INCOME (EXPENSES)
        Interest income                              -               -               -               -          12,036
        Bad debt expense                             -        (266,600)              -               -        (266,600)
        Interest expense                       (24,197)        (31,003)        (12,165)        (12,165)       (159,528)
                                         --------------  --------------  --------------  --------------  --------------

        Total other income (expenses)          (24,197)       (297,603)        (12,165)        (12,165)       (414,092)
                                         --------------  --------------  --------------  --------------  --------------

        Net loss before
              Federal income taxes            (255,484)       (623,426)        (84,975)       (190,705)     (1,851,406)
                                         --------------  --------------  --------------  --------------  --------------

        Federal income taxes (Note 1)                -               -               -               -               -
                                         --------------  --------------  --------------  --------------  --------------

        Net loss before
              extraordinary item              (255,484)       (623,426)        (84,975)       (190,705)     (1,851,406)
                                         --------------  --------------  --------------  --------------  --------------

EXTRAORDINARY ITEM
        Impairment of investments
        (Note 3)                                     -     (48,520,200)              -               -     (48,520,200)
                                         --------------  --------------  --------------  --------------  --------------

        Total extraordinary item                     -     (48,520,200)              -               -     (48,520,200)
                                         --------------  --------------  --------------  --------------  --------------

        Net loss                            $ (255,484)  $ (49,143,626)      $ (84,975)      $(190,705)  $ (50,371,606)
                                         ==============  ==============  ==============  ==============  ==============

        Net loss per share (Note 1)         $  (0.2886)  $     (0.7043)      $ (0.0960)      $ (0.2154)
                                         ==============  ==============  ==============  ==============


    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH JUNE 30, 1998


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                     during the
                                                    Common Stock      Preferred Stock    Additional      Retained     Development
                                                  Stock     Amount    Stock    Amount  paid in capital    Deficit         Stage
                                                  -----     ------    -----    ------  ---------------    -------         -----

Balance at June 29, 1993                     12,038,500    $240,770      --      $    -  $13,461,391    $(13,702,162)    $   --

January 4, 1994,  reverse stock split
one share of new stock for three shares of
   old stock and change par value from
   $.02 to $.001                             (8,025,667)   (236,757)                        236,757

June 30, 1998, reverse stock split - one
   share of new stock for 1,000 shares of
   old stock                                 (4,008,820)     (4,009)                          4,009

Issuance of fractional shares                       446        --

On June 29, 1993, Issued
  Common stock to current
   shareholders for loss of prior stock             600        --

Issued shares of common stock to
  Masterhouse Ltd. (a related party)
  for 3500 master recordings,  value
  unknown                                         1,500           2                              (2)

Net loss through December 31, 1993                                                                                          (819)
                                             ------------------------------------------------------------------------------------

Balance December 31, 1993                         6,559           6     --        --     13,702,155    (13,702,162)         (819)

In January and May 1994, Issued
   common stock for services valued
   at par                                        31,960          32                          31,928

In May 1994, record retroactive adjustment
   in connection with the acquisition of
   ElfWorks, Ltd., pooling of interest
   (Note 2)                                      40,000          40                          39,960
In May 1994,  Issued common stock,  held
   in trust capacity,  valued at estimated
   cost
   of learning center (Note 2)                      400          --                          50,000

In May 1994, Issued common stock for
   a mining company, valued at current
   replacement cost of equipment (see Note2)     12,000          12                          86,118


 ...continued

    The accompanying notes are an integral part of these financial statements




                 HEXAGON CONSOLIDATEDCOMPANIES OF AMERICA, INC.
                 (Formerly Health Care Centers of America, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH JUNE 30, 1998

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                     during the
                                                   Common Stock     Preferred Stock    Additional      Retained     Development
                                                  Stock     Amount  Stock    Amount  paid in capital    Deficit         Stage
                                                  -----     ------  -----    ------  ---------------    -------         -----
In July and September  1994,  Issued
   common stock,  held in trust  capacity,
   in exchange for real
   estate valued at fair market value            94,921       $  95      -   $ -        $22,942,267          $    -        $   -


In September 1994, Issued shares for a
   mining co., valued replacement cost
   of equipment, (Note 2)                        20,000          20                         409,980

Capital contributed by shareholders                   -           -                         126,768

Net loss through December 31, 1994                                                                                      (135,695)
                                       --------------------------------------------------------------------------------------------

Balance December 31, 1994                       205,840         205      -               37,389,176    (13,702,162)     (136,514)

In February 1995, Issued common stock
   for services, recorded at par value            5,000           5                           4,995

In February and August 1995,  Issued common
   stock,  held in trust  capacity,  in
   exchange for real estate valued at
   fair market value                             95,000          95                      22,961,276

In August 1995, Issued common stock in
    for a music company valued at a
    discounted stock price                        4,000           4                       2,499,996

In  August 1995, Issued common stock
    valued for inventory of precious
    metal ore, at a discounted stock
    price (Note 5)                              100,000         100                     199,999,900


In September  1995,  Issued  common stock
   in exchange for services  performed in
   conjunction with the real estate
   transactions, valued
   at fair market value                             275           1                          66,466

Capital contributed by shareholders                   -           -                          45,575

Net loss through December 31, 1995                                                                          (95,400)
                                       --------------------------------------------------------------------------------------------

Balance December 31, 1995                       410,115         410      -           -  262,967,384     (13,702,162)     (231,914)



 ...continued

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH JUNE 30, 1998

                                                                                                                    Accumulated
                                                                                                                     during the
                                                   Common Stock     Preferred Stock    Additional      Retained     Development
                                                  Stock     Amount   Stock    Amount  paid in capital    Deficit         Stage
                                                  -----     ------  -----    ------  ---------------    -------         -----
In  June  1996,  Issued  common
    stock for a mining  interest,
    transaction  not consummated,
    stock to be recovered, valued
    at zero (Note 9)                            98,000      $ 98     -       $ -      $         (98)    $        -        $    -

In June 1996, Issued common stock
     in exchange for equipment
    (Note 1)                                      2,067        2                            555,183

Imputed value of services provided
   by Officers and/or Directors
   (Note 11)                                          -        -                             34,970

Capital contributed by shareholders                   -        -                            283,292              -             -

Net loss through December 31, 1996                                                                                      (374,422)
                                       -----------------------------------------------------------------------------------------

Balance December 31, 1996                       510,182      510     -         -        263,840,731    (13,702,162)     (606,336)

In February 1997, Issued shares
    of common stock in exchange for
    a Mining Interest valued at a
    discounted stock price (Note 2)             375,000      375                         69,374,625

Quasi-reorganization, 1997 (Note 1)                                                     (13,702,162)    13,702,162

In October 1997, authorized and
   issued convertible preferred
   stock for services and
   expenditures, valued at par
   (Note 1)                                                      200,000,000   200,000

Imputed value of services provided
   by Officers and/or Directors
   (Note 11)                                          -        -                             51,960

Capital contributed by shareholders                   -        -                            318,853

Net loss through December 31, 1997                                                                                   (49,509,786)
                                       -----------------------------------------------------------------------------------------

Balance December 31, 1997                       885,182      885 200,000,000   200,000  319,884,007              -   (50,116,122)

Imputed value of services provided
   by Officers and/or Directors
   (Note 11)                                                                                 26,040

Capital contributed by shareholders                                                         237,498

Net loss through June 30, 1998                                                                                         (255,484)
                                       -----------------------------------------------------------------------------------------

Balance at June 30, 1998                        885,182    $ 885 200,000,000  $200,000 $320,147,545   $          -  $(50,371,606)
                                            =========== ======== ===========  ======== ============   ============  ============


    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997
             AND THE PERIOD FROM JUNE 29, 1993 THROUGH JUNE 30, 1998



                                                                                               June 29, 1993
                                                           For the six months ended               Through
                                                         June 30,            June 30,            June 30,
                                                           1998                1997                1998
                                                      ----------------    ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                          $ (255,484)     $ (49,143,626)       $ (50,371,606)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
              Depreciation and amortization                     4,126              3,886               35,697
              Services paid in stock:                               -                  -               36,960
              Imputed value of services provided
              by Officers and Directors (Note 11)              26,040             26,040              112,970
              Preferred stock issued for services
              (Note 1)                                        200,000
              Impairment of assets (Note 3)                         -         48,520,200           48,520,200
              Organizational costs                                  -             47,422               27,862

         Net (Increase) Decrease in:
              Prepaid expenses                                      -              1,500                    -
              Notes receivable                                      -            260,000                    -
              Interest receivable                                   -              6,600                    -

         Net Increase (Decrease) in:
              Accounts payable                                (34,681)            72,805               47,599
              Accrued interest payable                         24,197             31,002              154,720
                                                      ----------------    ---------------     ----------------

Net Cash Used by Operating Activities                        (235,802)          (174,171)          (1,235,598)
                                                      ----------------    ---------------     ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of Furniture and fixtures                      (245)            (6,058)             (12,552)
         Purchase of Equipment                                 (1,499)            (4,353)             (30,787)
                                                      ----------------    ---------------     ----------------

Net Cash Used by Investing Activities                          (1,744)           (10,411)             (43,339)
                                                      ----------------    ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                  237,498            188,964            1,011,985
         Payment on shareholder loan                                -           (195,436)            (195,436)
         Borrowings                                                 -             (4,400)             462,810
                                                      ----------------    ---------------     ----------------

Net Cash Provided (Used) by Financing Activities              237,498            (10,872)           1,279,359
                                                      ----------------    ---------------     ----------------

Net Increase (Decrease) in Cash                                   (48)          (195,454)                 422

Cash at the beginning of period                                   470            196,214                    -
                                                      ----------------    ---------------     ----------------

    Cash at the end of period                                   $ 422              $ 760                $ 422
                                                      ================    ===============     ================

    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1998 AND DECEMBER 31, 1997






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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expenses as incurred instead of being capitalized and amortized.

FINANCIAL INSTRUMENTS:
At June 30, 1998 and December 31, 1997, the fair value of the Company's notes payable (see Note 6) are assumed to be equal to their reported carrying amounts.

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

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation were 885,182 shares at June 30, 1998 and June 30, 1997.

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

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

Stock exchanged for the specific assets have been valued as follows:

Description of Assets to be acquired by the Company                         Assigned    Ref.
---------------------------------------------------                         --------    ----

o A future learning center to be located in Reno, Nevada                  $    50,000   (a)
o A mining interest in 7 claims on 140 acres, located in Nevada                86,130   (b)
o A mineral lease on 377.11 acres, located in Arizona                         410,000   (b)
o The acquisition of Nashville Music Co., located in Nashville, TN          2,500,000   (c)
o 26 town homes plus surrounding amenities                                  3,863,130   (d)
o Office Building, restaurant/banquet facility and vacant land              6,669,930   (d)
o A motel located in Northbrook, Illinois, with 38 luxury suites            2,700,000   (e)
o A country club located in the Village of Lakemore, Illinois                 359,758   (f)
o An interest in a golf course and country club in Naperville, Illinois     2,684,779   (d)
o A water and utility service located in Oakbrook Terrace, IL                 408,000   (f)
o A restaurant site located in Shiller Park, Illinois                         620,789   (f)
o An interest in a shopping center in Palatine, Illinois                    6,689,596   (f)
o An interest in two leases and land located Shiller Park, IL               1,207,207   (g)
o 12-acre commercial parcel located in Dania, Florida                       1,618,103   (f)
o An interest in a Yacht located in Ft. Lauderdale, Florida                   688,608   (h)
o A Large land development in Gallatin, TN referred to as "Foxland"        16,000,000   (i)
o 24 acres of residential vacant land near Bellevue, Tennessee                800,400   (j)
o 56-acre parcel located on Dickerson Road in Nashville, TN                 1,659,900   (d)

Total value for Stock Exchanged and held in Trust Capacity
           December 31, 1996                                               49,016,330

            Less: Impairment of investments (Note 2)                      (48,520,200)
                     Capitalization of mining equipment (Note 2)             (496,130)
                                                                        -------------

             Value at December 31, 1997 and June 30, 1998                 $         0
                                                                          ===========

The above investments, excluding the mining interests, are under litigation to determine legal ownership.

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

     processing, equipment, laboratory facilities and structures for the initial period of the processing operations. The term of the agreement is eight years from the effective date of the agreement.


NOTE 6 - NOTES PAYABLE:
                                                        June 30,            December 31,
                                                          1998                 1997
                                                       ---------            ---------
A note payable to R.K.  Company,  dated
November 17, 1995,  payable  $43,367 per
month with interest at 10% per annum
through May 17,1996,
18% thereafter, unsecured .                             $ 52,373             $ 52,373


A note payable to R. K. Company,
dated November  17,1995,  payable  $37,624 per
month with interest at 10% per
annum through May 17 1996, 18%
thereafter, unsecured.                                   215,000              215,000
                                                       ---------            ---------

                        Total Notes Payable             $267,373            $ 267,373
                                                       =========            =========


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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash services and acquisitions are listed below, including common stock where applicable. Stated at value prior to reverse stock split.

      Date    Exchanged for:                          No. of Shares  Value Assigned
      -----   ---------------                         -------------  --------------
1.    1/94       Services                               31,960,000   $     31,960
2.    5/94       A Future Learning Center                  400,000         50,000
3.    5/94       Mining Interest                        12,000,000         86,130
4.    7/94       Real Estate Properties                 54,572,361     13,190,066
5.    9/94       Real Estate Properties                 40,348,988      9,752,296
6.    9/94       Mining Interest                        20,000,000        410,000
                                                      ------------   ------------

           Total 1994                                  159,281,349     23,520,452
                                                       ------------   ------------

7.    2/95       Services                                5,000,000          5,000
8.    2/95       Real Estate Properties                 22,000,000      5,317,370
9.    8/95       Music Company                           4,000,000      2,500,000
10.   8/95       Real Estate Properties                 73,000,000     17,644,001
11.   8/95       Mineral Inventory (Note 5)            100,000,000    200,000,000
12.   9/95       Services                                  275,000         66,467
                                                      ------------   ------------

           Total 1995                                  204,275,000    225,532,838
                                                      ------------   ------------

13.   6/96       Mining Interest                        40,000,000           --
14.   6/96       Medical Decontamination Machines        2,066,115        555,185
15.   7/96       Acquisition of ElfWorks, Inc.          40,000,000         40,000
16.   1996       Services (Note 11)                           --           34,970
                                                      ------------   ------------

           Total 1996                                   82,066,115        630,155
                                                      ------------   ------------

17.   2/97       Mining Interest (Note 2)              375,000,000     69,375,000
18.   1997       Services (Note 11)                           --
                                                      ------------
                                                              --           51,960

           Total 1997                                  375,000,000     69,426,960
                                                      ------------   ------------


19.   1998 Services (Note 11)                                 --           26,040

           Total 1998                                         --           26,040

           TOTAL 1994 - 1998                           820,622,464   $319,136,445
                                                      ============   ============

             To reflect reverse stock  split:              820,622

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

                  The increase in the Company's plant and equipment from $1,092,910 at December 31, 1997 to $1,094,654 at June 30,1998 is
         attributable to the Company's acquisition of certain office furnitue and incidental equipment. The increase in current liabilities is mostly attributable to current interest.

                  Six months operating losses decreased from $325,823 ending with the second quarter of 1997 to $231,287 ending with the second quarter of 1998, primarily on account of a decrease in the Company's travel, administrative , and operational expenses.

                  The number of outstanding shares of stock as of March 31, 1998 was 870,650,068 (870,651 after given effect of reverse split). At June 30, 1998, there were 871,098 shares outstanding. The difference is accounted for by the fact that effective June 30, 1998 the Company had a 1 for 1,000 reverse stock split. There were no fractional shares issued and all post reverse split shares were rounded up to the next full share.

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


                      Hexagon Consolidate Companies of America, Inc.
                      -----------------------------------------------
                                  (Registrant)

                      By /s/ MAURICE W. FURLONG
                         --------------------------------------------
                         Maurice W. Furlong, President

                         Date December 1, 1999
                              ---------------


                      By /s/ MICHAEL PIETRZAK
                         --------------------------------------------
                         Michael Pietrzak, principal financial officer

                         Date December 1, 1999
                              ----------------