Form 10QSB
period 1998-09-30
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-13
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934


         For the quarterly period ended   September 30, 1998
                                          ------------------

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
                           (Issuer's Telephone Number)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for
         past 90 days.         Yes               No X
                                   ---             ---

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes       No n/a
                                                         ---      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of September 30, 1998: 928,788 shares

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


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                     ASSETS


                                                         SEPTEMBER 30,   DECEMBER 31,
                                                            1998           1997
                                                        ------------    ------------
                                                        (unaudited)      (audited)
CURRENT ASSETS
        Cash  (Note 1)                                  $        398   $        470
                                                        ------------   ------------

          Total current assets                                   398            470
                                                        ------------   ------------


PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                              555,185        555,185
        Equipment                                            526,917        525,418
        Furniture and fixtures                                13,951         12,307
                                                        ------------   ------------
                                                           1,096,053      1,092,910

        Less accumulated depreciation                         25,731         19,433
                                                        ------------   ------------

        Net property, plant and equipment                  1,070,322      1,073,477
                                                        ------------   ------------


MINERAL INVENTORIES (Note 5)
        Purchased mineral inventory                      200,000,000    200,000,000
        Acquisition costs                                 69,375,000     69,375,000
                                                        ------------   ------------

                                                         269,375,000    269,375,000
                                                        ------------   ------------


                                                        $270,445,720   $270,448,947
                                                        ============   ============

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1998              1997
                                                     -------------    -------------
                                                        (unaudited)        (audited)
CURRENT LIABILITIES
        Accounts payable                             $      49,331    $      82,281
        Accrued interest payable                           167,019          130,523
        Notes payable - shareholder (Note 6)               267,373          267,373
                                                     -------------    -------------

        Total current liabilities                          483,723          480,177
                                                     -------------    -------------

STOCKHOLDERS'  EQUITY
        Common stock $.001 par value;
           900,000,000 shares authorized;
           issued and outstanding are
           885,182 shares on September30, 1998
           and December 31,1997                                885              885

        Convertible preferred stock, $0.001 par
           value; 200,000,000 shares authorized;
           issued and outstanding:                     200,000,000
           shares on September 30, 1998 and
           December 31, 1997                               200,000          200,000

        Paid in capital                                320,254,369      319,884,007

        Deficit accumulated during the
          Development stage                            (50,493,257)     (50,116,122)
                                                     -------------    -------------

        Total stockholders' equity                     269,961,997      269,968,770
                                                     -------------    -------------

        Total liabilities and stockholders' equity   $ 270,445,720    $ 270,448,947
                                                     =============    =============

    The accompanying notes are an integral part of these financial statements



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
          AND THE PERIOD FROM JUNE 29, 1993 THROUGH SEPTMEBER 30, 1998


                                                                                                         (Date of Reorganiztion)
                                                                                                              June 29, 1993
                                          For the  nine months  ended       For the  three months ended          Through
                                         September 30,    September 30    September 30,   September 30,      September  30,
                                             1998              1997            1998            1997               1998
                                         --------------  --------------  --------------  -------------       ---------------


REVENUE                                  $          -    $          -        $      -    $         -        $       -
                                         --------------  --------------  --------------  -------------       ---------------

EXPENDITURES

        Depreciation and amortization            6,298           5,982           2,172          2,096           37,869
        Dues and subscriptions                       -           1,010               -              -            9,507
        Organizational costs                         -          47,422               -              -           47,422
        Professional fees                      213,928         189,210          52,916         43,289          596,975
        Postage and courier service              1,093           5,126              25          1,384           26,494
        Management fee                               -               -               -              -          200,000
        Marketing and promotion                      -             970               -              -           33,453
        Travel and entertainment                21,582          37,615          11,128          6,825          200,276
        Telephone expenses                      25,160          37,353          12,545         11,387          118,871
        Other office expenses                   31,018          44,172          15,046          8,096           96,850
        Program development                          -           4,000               -              -           41,710
        Rent                                     5,560           7,060           3,520          5,020           20,067
        Imputed wages                           36,000          36,000          12,000         12,000          117,172
                                         --------------  --------------  --------------  -------------  ---------------

        Total expenses from operations         340,639         415,920         109,352         90,097        1,546,666
                                         --------------  --------------  --------------  -------------  ---------------

        Net operating loss                    (340,639)       (415,920)       (109,352)       (90,097)      (1,546,666)
                                         --------------  --------------  --------------  -------------  ---------------

OTHER INCOME (EXPENSES)
        Interest income                              -               -               -              -           12,036
        Bad debt expense                             -        (266,600)              -              -         (266,600)
        Interest expense                       (36,496)        (43,302)        (12,299)       (12,299)        (171,827)
                                         --------------  --------------  --------------  -------------  ---------------

        Total other income (expenses)          (36,496)       (309,902)        (12,299)       (12,299)        (426,391)
                                         --------------  --------------  --------------  -------------  ---------------

        Net loss before
              Federal income taxes            (377,135)       (725,822)       (121,651)      (102,396)      (1,973,057)
                                         --------------  --------------  --------------  -------------  ---------------

        Federal income taxes (Note 1)                -               -               -              -                -
                                         --------------  --------------  --------------  -------------  ---------------

        Net loss before
              extraordinary item              (377,135)       (725,822)       (121,651)      (102,396)      (1,973,057)
                                         --------------  --------------  --------------  -------------  ---------------

EXTRAORDINARY ITEM
        Impairment of investments
        (Note 3)                                     -     (48,520,200)              -              -      (48,520,200)
                                         --------------  --------------  --------------  -------------  ---------------

        Total extraordinary item                     -     (48,520,200)              -              -      (48,520,200)
                                         --------------  --------------  --------------  -------------  ---------------

        Net loss                            $ (377,135)   $(49,246,022)     $ (121,651)    $ (102,396)   $ (50,493,257)
                                         ==============  ==============  ==============  =============  ===============

        Net loss per share (Note 1)          $ (0.4261)      $ (0.8200)      $ (0.1374)     $ (0.1157)
                                         ==============  ==============  ==============  =============


    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH SEPTEMBER 30, 1998

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                     during the
                                             Common Stock         Preferred Stock       Additional    Retained       Development
                                           Stock    Amount       Stock    Amount    paid in capital    Deficit          Stage
                                           -----    ------       -----    ------    ---------------   --------          -----

   Balance at June 29, 1993            12,038,500   $ 240,770        -     $ -       $ 13,461,391   $ (13,702,162)        $ -

   January 4, 1994,  reverse stock
      split one share of new stock
      for three shares of old stock
      and change par value from
      $.02 to $.001                    (8,025,667)   (236,757)                            236,757

   June 30, 1998, reverse stock
      split - one share of new
      stock for 1,000 shares of
      old stock                        (4,008,820)    (4,009)                               4,009

   Issuance of fractional shares              446           -

   On June 29, 1993, Issued
     Common stock to current
      shareholders for loss
      of prior stock      600                   -

   Issued shares of common stock to
     Masterhouse Ltd. (a related
     party) for 3500 master recordings,
     value unknown                          1,500           2                                  (2)

   Net loss through December 31, 1993                                                                                    (819)
                                        -----------------------------------------------------------------------------------------

   Balance December 31, 1993                6,559           6        -       -         13,702,155     (13,702,162)       (819)

   In January and May 1994, Issued
      common stock for services
      valued at par                        31,960          32                              31,928

   In May 1994, record retroactive
      adjustment in connection with
      the acquisition of ElfWorks,
      Ltd., pooling of interest (Note 2)   40,000          40                              39,960

   In May 1994, Issued common stock,
      held in trust capacity,
      valued at estimated cost
      of learning center (Note 2)             400           -                              50,000

   In May 1994, Issued common stock for
      a mining company, valued at current
      replacement cost of equipment
      (see Note2)                          12,000          12                              86,118

   ...continued

                 The accompanying notes are an integral part of


                 these financial  statements  HEXAGON  CONSOLIDATEDCOMPANIES  OF
                 AMERICA, INC.
                 (Formerly Health Care Centers of America, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH SEPTEMBER 30, 1998
                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                     during the
                                             Common Stock         Preferred Stock       Additional    Retained       Development
                                           Stock    Amount       Stock    Amount    paid in capital    Deficit          Stage
                                           -----    ------       -----    ------    ---------------   --------          -----

   In July and September 1994,
       Issued common stock, held
        in trust capacity,
        for real in exchange
        estate valued at
        fair market value                  94,921        $ 95        -     $ -       $ 22,942,267             $ -         $ -


   In September 1994, Issued
        shares for a mining
        co., valued replacement
        cost of equipment,
        (Note 2)                           20,000          20                             409,980

   Capital contributed by
        shareholders                            -           -                             126,768

   Net loss through December
        31, 1994                                                                                                    (135,695)
                                        -----------------------------------------------------------------------------------------

   Balance December 31, 1994              205,840         205        -       -         37,389,176     (13,702,162)   (136,514)

   In February 1995, Issued common
        stock for services, recorded
        at par value                        5,000           5                               4,995

   In February and August 1995,
        Issued common
        stock, held in trust
        capacity, in exchange
        for real estate valued
        at fair market value               95,000          95                          22,961,276

   In August 1995, Issued
        common stock in
        for a music company
        valued at a
        discounted stock price              4,000           4                           2,499,996

   In August 1995, Issued common
        stock for inventory of
        precious metal ore,
        valued at a discounted
        stock price (Note 5)              100,000         100                         199,999,900

   In September 1995, Issued common
        stock in exchange for
        services  performed in
        conjunction with the
        real estate transactions,
        valued at fair
        market value                          275           1                              66,466

   Capital contributed by
        shareholders                            -           -                              45,575

   Net loss through December
        31, 1995                                                                                                      (95,400)
                                        -----------------------------------------------------------------------------------------

   Balance December 31, 1995              410,115         410        -       -        262,967,384     (13,702,162)   (231,914)

   ...continued

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH SEPTMEBER 30, 1998
                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                     during the
                                             Common Stock         Preferred Stock       Additional    Retained       Development
                                           Stock    Amount       Stock     Amount   paid in capital    Deficit          Stage
                                           -----    ------       -----     ------   ---------------   --------          -----

   In June 1996,  Issued common
       stock for a mining  interest,
       transaction  not
       consummated, stock to be
       recovered, valued at zero
       (Note 9)                            98,000   $ 98             -        $  -          $ (98)            $ -            $ -

   In June 1996, Issued common
       stock in exchange for
       equipment (Note 1)                   2,067      2                                  555,183

   Imputed value of services
       provided by Officers and/or
       Directors (Note 11)                      -      -                                   34,970

   Capital contributed by
       shareholders                             -      -                                  283,292               -              -

   Net loss through December
       31, 1996                                                                                                         (374,422)
                                        -----------------------------------------------------------------------------------------

   Balance December 31, 1996              510,182    510             -           -    263,840,731     (13,702,162)      (606,336)

   In February 1997, Issued shares
       of common stock in exchange
       for a Mining Interest
       valued at a discounted
       stock price (Note 2)               375,000    375                               69,374,625

   Quasi-reorganization, 1997
       (Note 1)                                                                       (13,702,162)     13,702,162

   In October 1997, authorized
       and issued convertible
       preferred stock for services
        and expenditures, valued
       at par (Note 1)                                     200,000,000     200,000

   Imputed value of services
       provided by Officers
       and/or Directors (Note 11)               -      -                                   51,960

   Capital contributed by
       shareholders                             -      -                                  318,853

   Net loss through December
       31, 1997                                                                                                      (49,509,786)
                                        -----------------------------------------------------------------------------------------

   Balance December 31, 1997              885,182    885   200,000,000     200,000    319,884,007            -       (50,116,122)

   Imputed value of services
       provided by Officers
       and/or Directors (Note 11)                                                        $ 39,060

   Capital contributed by
       shareholders                                                                      331,302

   Net loss through September
       30, 1998                                                                                                         (377,135)
                                        -----------------------------------------------------------------------------------------

   Balance at September 30, 1998          885,182  $ 885   200,000,000   $ 200,000  $ 320,254,369          $ -      $(50,493,257)
                                        ========== ======  ===========   ========== ============           ====     =============


    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
          AND THE PERIOD FROM JUNE 29, 1993 THROUGH SEPTEMBER 30, 1998



                                                                                              June 29, 1993
                                                             For the nine months ended            Through
                                                              Septmeber 30,    Septmeber 30,   September 30,
                                                                  1998            1997            1998
                                                             ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                            $   (377,135)   $(49,246,022)   $(50,493,257)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
              Depreciation and amortization                         6,298           5,982          37,869
              Services paid in stock:                                --              --            36,960
              Imputed value of services provided by
                   Officers and Directors (Note 11)                39,060          39,060         125,990
              Impairment of assets (Note 3)                          --        48,520,200      48,520,200
              Preferred stock issued for services (Note 1)           --              --           200,000
              Organizational costs                                   --            47,422          27,862

         Net (Increase) Decrease in:
              Prepaid expenses                                       --             1,500            --
              Notes receivable                                       --           260,000            --
              Interest receivable                                    --             6,600            --

         Net Increase (Decrease) in:
              Accounts payable                                    (32,950)         79,535          49,330
              Accrued interest payable                             36,496          43,301         167,019
                                                             ------------    ------------    ------------

Net Cash Used by Operating Activities                            (328,231)       (242,422)     (1,328,027)
                                                             ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of Furniture and fixtures                        (1,642)         (6,058)        (13,949)
         Purchase of Equipment                                     (1,499)         (4,353)        (30,787)
                                                             ------------    ------------    ------------

Net Cash Used by Investing Activities                              (3,141)        (10,411)        (44,736)
                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                      331,300         256,949       1,105,787
         Payment on shareholder loan                                 --          (195,436)       (195,436)
         Borrowings                                                  --            (4,400)        462,810
                                                             ------------    ------------    ------------

Net Cash Provided (Used) by Financing Activities                  331,300          57,113       1,373,161
                                                             ------------    ------------    ------------

Net Increase (Decrease) in Cash                                       (72)       (195,720)            398

Cash at the beginning of period                                       470         196,214            --
                                                             ------------    ------------    ------------

    Cash at the end of period                                $        398    $        494    $        398
                                                             ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

FINANCIAL INSTRUMENTS:
At September 30, 1998 and December 31, 1997, the fair value of the Company's notes payable (see Note 6 ) are assumed to be equal to their reported carrying amounts.

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

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation were 885,182 shares at September 30, 1998 and September 30, 1997.

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

Stock exchanged for the specific assets have been valued as follows:

                                                                             Value
Description of Assets to be acquired by the Company                         Assigned     Ref.
---------------------------------------------------                         --------     ----
o A future learning center to be located in Reno, Nevada                  $     50,000    (a)
o A mining interest in 7 claims on 140 acres, located in Nevada                 86,130    (b)
o A mineral lease on 377.11 acres, located in Arizona                          410,000    (b)
o The acquisition of Nashville Music Co., located in Nashville, TN           2,500,000    (c)
o 26 town homes plus surrounding amenities                                   3,863,130    (d)
o Office Building, restaurant/banquet facility and vacant land               6,669,930    (d)
o A motel located in Northbrook, Illinois, with 38 luxury suites             2,700,000    (e)
o A country club located in the Village of Lakemore, Illinois                  359,758    (f)
o An interest in a golf course and country club in Naperville, Illinois      2,684,779    (d)
o A water and utility service located in Oakbrook Terrace, IL                  408,000    (f)
o A restaurant site located in Shiller Park, Illinois                          620,789    (f)
o An interest in a shopping center in Palatine, Illinois                     6,689,596    (f)
o An interest in two leases and land located Shiller Park, IL                1,207,207    (g)
o 12-acre commercial parcel located in Dania, Florida                        1,618,103    (f)
o An interest in a Yacht located in Ft. Lauderdale, Florida                    688,608    (h)
o A Large land development in Gallatin, TN referred to as "Foxland"         16,000,000    (i)
o 24 acres of residential vacant land near Bellevue, Tennessee                 800,400    (j)
o 56-acre parcel located on Dickerson Road in Nashville, TN                  1,659,900    (d)
                                                                             ---------

Total value for Stock Exchanged and held in Trust Capacity
     December 31, 1996                                                      49,016,330

      Less: Impairment of investments (Note 2)                             (48,520,200)
               Capitalization of mining equipment (Note 2)                    (496,130)
                                                                             ---------

       Value at December 31, 1997 and September 30, 1998                  $          0
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

NOTE 6 - NOTES PAYABLE:
                                                               September 30, December 31,
                                                                    1998       1997
                                                                  --------   --------
A note payable to R.K.  Company,  dated
November 17, 1995,  payable  $43,367 per
month with interest at 10% per annum
through May 17,1996, 18% thereafter, unsecured                    $ 52,373   $ 52,373



A note payable to R. K. Company, dated November 17,1995,
payable $37,624 per month with interest at 10% per annum
through May 17 1996, 18% thereafter, unsecured                     215,000    215,000
                                                                  --------   --------

                         Total Notes Payable                      $267,373   $ 267,373
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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash services and acquisitions are listed below, including common stock where applicable. Stated at value prior to reverse stock split.

      Date    Exchanged for:                   No. of Shares  Value Assigned
      -----   ---------------                  -------------  --------------
1.    1/94       Services                        31,960,000   $     31,960
2.    5/94       A Future Learning Center           400,000         50,000
3.    5/94       Mining Interest                 12,000,000         86,130
4.    7/94       Real Estate Properties          54,572,361     13,190,066
5.    9/94       Real Estate Properties          40,348,988      9,752,296
6.    9/94       Mining Interest                 20,000,000        410,000
                                               ------------   ------------
           Total 1994                           159,281,349     23,520,452
                                                ------------   ------------
7.    2/95       Services                         5,000,000          5,000
8.    2/95       Real Estate Properties          22,000,000      5,317,370
9.    8/95       Music Company                    4,000,000      2,500,000
10.   8/95       Real Estate Properties          73,000,000     17,644,001
11.   8/95       Mineral Inventory (Note 5)     100,000,000    200,000,000
12.   9/95       Services                           275,000         66,467
                                               ------------   ------------
           Total 1995                           204,275,000    225,532,838
                                               ------------   ------------
13.   6/96       Mining Interest                 40,000,000           --
14.   6/96       Medical Decontamination
                 Machines                         2,066,115        555,185
15.   7/96       Acquisition of ElfWorks, Inc.   40,000,000         40,000
16.   1996       Services (Note 11)                    --           34,970
                                               ------------   ------------
           Total 1996                            82,066,115        630,155
                                               ------------   ------------
17.   2/97       Mining Interest (Note 2)       375,000,000     69,375,000
18.   1997       Services (Note 11)                    --
                                               ------------    -----------
                                                       --           51,960

           Total 1997                           375,000,000     69,426,960
                                               ------------   ------------
19.   1998 Services (Note 11)                          --           26,040

           Total 1998                                  --           26,040

           TOTAL 1994 - 1998                    820,622,464   $319,136,445
                                               ============   ============
             To reflect reverse stock  split:       820,622

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The increase in the Company's plant and equipment from $1,092,910 at December 31, 1997 to $1,096,053 at September 30, 1998 is attributable to the Company's acquisition of certain incidental office furnitue and equipment. The increase in current liabilities is mostly attributable to current interest.

         Nine months operating losses decreased from $419,920 ending with the third quarter of 1997 to $340,639 ending with the third quarter of 1998, primarily on account of a decrease in the Company's travel, administrative, and operational expenses. However, during the same reference period, professional fees increased from $189,210 to $213,928.

         The number of shares of outstanding shares of stock at December 31, 1997 was 871,400,068 (871,401 after given effect of reverse split). The number of outstanding shares of stock as of September 30, 1997 was 928,788. The number of outstanding shares of stock as of June 30, 1998 was 871,098 shares. The difference is accounted for by the fact that effective June 30, 1998 the Company had a 1 for 1,000 reverse stock split. There were no fractional shares issued and all post reverse split shares were rounded up to the next full share.The difference in the number of shares outstanding as of Septembeter 30, 1998 and June 30, 1998 is 57,690 shares.
 The difference is attributable to two factors. On July 23, 1998, 58,000 shares previously returned to treasury and in the name of R.K. Company were reinstated. The Company had issued a stop transfer order concerning these shares. However, the R. K. Company had already assinged them to a third party. The Company will seek the return of other shares in the name of R. K. Company or the equivalant value. (See Part II, Item 2, "Legal Proceedings" of the Company's Second Amended Form 10-SB, which is incorporated herein by reference).

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

                         Date December 1, 1999
                              ----------------


                      By /s/ MICHAEL PIETRZAK
                         ---------------------------------
                         Michael Pietrzak, principal financial officer

                         Date December 1, 1999
                              ----------------