Form 10QSB
period 1999-03-31
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-13
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHAN GE ACT
    OF 1934 FOR THE PERIOD ENDED March 31, 1999

            (Exact name of Registrant as specified in its character)


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                                           --------------     ----------------.
Commission file Number: 0-29006

                 Hexagon Consolidated Companies of America, Inc.
         ----------------------------------------------------------------
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
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes        No n/a
                                                    ----     ----
                    APPLICABEL ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of March 31, 1999: 8,328,788 shares.

Transitional Small Business Disclosure Format  (check one):
Yes                         No
    --------------             --------------

                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999, MARCH 31, 1998
                                       AND
                                DECEMBER 31, 1998
                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


  The following financial statements are filed with this Form 10-QSB:

                                                            Page
                                                            ----

Balance Sheets                                              4 - 5
Statement of Operations                                       6
Statement of Changes in Stockholders' Equity                7 - 10
Statement of Cash Flows                                      11
Notes to Financial Statements                              11 - 19

Item 2.  Management's Discussion and
         Analysis or Plan of Operation                       20

                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998



                                     ASSETS


                                                      MARCH 31,     DECEMBER 31,
                                                        1999           1998
                                                   ------------     ------------
                                                   (unaudited)        (audited)

CURRENT ASSETS
        Cash  (Note 1)                             $        350     $        374
                                                   ------------     ------------

          Total current assets                              350              374
                                                   ------------     ------------


PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                         555,185          555,185
        Equipment                                       527,867          527,867
        Furniture and fixtures                           13,951           13,951
                                                   ------------     ------------
                                                      1,097,003        1,097,003

        Less accumulated depreciation                    29,413           27,974
                                                   ------------     ------------

        Net property, plant and equipment             1,067,590        1,069,029
                                                   ------------     ------------


MINERAL INVENTORIES (Note 5)
        Purchased mineral inventory                 200,000,000      200,000,000
        Acquisition costs                            69,375,000       69,375,000
                                                   ------------     ------------

                                                    269,375,000      269,375,000
                                                   ------------     ------------


                                                   $270,442,940     $270,444,403
                                                   ============     ============
   The accompanying notes are an integral part of these financial statements



              The accompanying notes are an integral part of these
                    financial statements HEXAGON CONSOLIDATED
                COMPANIES OF AMERICA, INC. (Formerly HEALTH CARE
                            CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        MARCH 31,         DECEMBER 31,
                                                          1999               1998
                                                      -------------      -------------
                                                       (unaudited)         (audited)

CURRENT LIABILITIES
        Accounts payable                              $      60,790    $      58,525
        Accrued interest payable                            191,350          179,318
        Notes payable - shareholder (Note 6)                267,373          267,373
                                                      -------------    -------------

        Total current liabilities                           519,513          505,216
                                                      -------------    -------------

STOCKHOLDERS'  EQUITY
        Common stock $.001 par value;
           900,000,000 shares authorized;
           issued and outstanding:                        8,285,182
           shares and 885,182 shares on March 31,
           1999 and December 31, 1998, respectively           8,285            1,385

        Convertible  preferred  stock,                                 $       0.001
           par  value;                                  200,000,000           shares
           authorized; issued and outstanding:
           192,600,000 shares and 199,500,000
           shares on March 31, 1999
           and December 31, 1998,
           respectively                                     192,600          199,500

        Paid in capital                                 320,399,991      320,377,131

        Deficit accumulated during the
          Development stage                             (50,677,449)     (50,638,829)
                                                      -------------    -------------

        Total stockholders' equity                      269,923,427      269,939,187
                                                      -------------    -------------

        Total liabilities and stockholders' equity    $ 270,442,940    $ 270,444,403
                                                      =============    =============

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
            AND THE PERIOD FROM JUNE 29, 1993 THROUGH MARCH 31, 1999

                                                                                   (Date of Reorganiztion)
                                                                                         June 29, 1993
                                                     For the three months ended             Through
                                                    March 31,          March 31,           March 31,
                                                       1999               1998               1999
                                                  ---------------    ---------------    ----------------

REVENUE                                                      $ -                $ -                 $ -
                                                  ---------------    ---------------    ----------------

EXPENDITURES

         Depreciation and amortization                     1,439              2,051              41,551
         Dues and subscriptions                               42                  -               9,549
         Organizational costs                                  -                  -              47,422
         Professional fees                                   890            115,897             665,120
         Postage and courier service                         123              1,068              26,638
         Management fee                                        -                  -             200,000
         Marketing and promotion                               -                  -              33,453
         Travel and entertainment                          4,758              5,603             210,652
         Telephone expenses                                1,447              6,946             132,977
         Other office expenses                             1,569             13,892             125,596
         Program development                                   -                  -              41,710
         Rent                                              4,320              1,020              30,686
         Imputed wages                                    12,000             12,000             141,172
                                                  ---------------    ---------------    ----------------

         Total expenses from operations                   26,588            158,477           1,706,526
                                                  ---------------    ---------------    ----------------

         Net operating loss                              (26,588)          (158,477)         (1,706,526)
                                                  ---------------    ---------------    ----------------

OTHER INCOME (EXPENSES)
         Interest income                                       -                  -              12,036
         Bad debt expense                                      -                  -            (266,600)
         Interest expense                                (12,032)           (12,032)           (196,159)
                                                  ---------------    ---------------    ----------------

         Total other income (expenses)                   (12,032)           (12,032)           (450,723)
                                                  ---------------    ---------------    ----------------

         Net loss before
                Federal income taxes                     (38,620)          (170,509)         (2,157,249)
                                                  ---------------    ---------------    ----------------

         Federal income taxes (Note 1)                         -                  -                   -
                                                  ---------------    ---------------    ----------------

         Net loss before
                extraordinary item                       (38,620)          (170,509)         (2,157,249)
                                                  ---------------    ---------------    ----------------

EXTRAORDINARY ITEM
         Impairment of investments (Note 3)                    -                  -         (48,520,200)
                                                  ---------------    ---------------    ----------------

         Total extraordinary item                              -                  -         (48,520,200)
                                                  ---------------    ---------------    ----------------

         Net loss                                      $ (38,620)        $ (170,509)      $ (50,677,449)
                                                  ===============    ===============    ================

         Net loss per share (Note 1)                   $ (0.0090)         $ (0.1926)
                                                  ===============    ===============



    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1999

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

   ...continued

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH SEPTMEBER 30, 1998
                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                     during the
                                             Common Stock         Preferred Stock       Additional    Retained       Development
                                           Stock    Amount       Stock     Amount   paid in capital    Deficit          Stage
                                           -----    ------       -----     ------   ---------------   --------          -----

   In June 1996,  Issued common
       stock for a mining  interest,
       transaction  not
       consummated, stock to be
       recovered, valued at zero
       (Note 9)                            98,000   $ 98             -        $  -          $ (98)            $ -            $ -

   In June 1996, Issued common
       stock in exchange for
       equipment (Note 1)                   2,067      2                                  555,183

   Imputed value of services
       provided by Officers and/or
       Directors (Note 11)                      -      -                                   34,970

   Capital contributed by
       shareholders                             -      -                                  283,292               -              -

   Net loss through December
       31, 1996                                                                                                         (374,422)
                                        -----------------------------------------------------------------------------------------

   Balance December 31, 1996              510,182    510             -           -    263,840,731     (13,702,162)      (606,336)

   In  February  1997,  Issued  shares of common  stock in exchange for a Mining
       Interest valued at a discounted
       stock price (Note 2)               375,000    375                               69,374,625

   Quasi-reorganization, 1997
       (Note 1)                                                                       (13,702,162)     13,702,162

   In October 1997, authorized
       and issued convertible
       preferred stock for services
        and expenditures, valued
       at par (Note 1)                                     200,000,000     200,000

   Imputed value of services
       provided by Officers
       and/or Directors (Note 11)               -      -                                   51,960

   Capital contributed by
       shareholders                             -      -                                  318,853

   Net loss through December
       31, 1997                                                                                                      (49,509,786)
                                        -----------------------------------------------------------------------------------------

   Balance December 31, 1997              885,182    885   200,000,000     200,000    319,884,007            -       (50,116,122)

   Imputed value of services
       provided by Officers
       and/or Directors (Note 11)                                                        $ 39,060

   Capital contributed by
       shareholders                                                                      331,302

   Net loss through September
       30, 1998                                                                                                         (377,135)
                                        -----------------------------------------------------------------------------------------

   Balance at September 30, 1998          885,182  $ 885   200,000,000   $ 200,000  $ 320,254,369          $ -      $(50,493,257)

In October 1998, converted preferred      500,000    500      (500,000)       (500)
   stock to common stock

Imputed value of services provided by
   Officers and/or Directors (Note 11)                                                     52,080

Capital contributed by shareholders                                                       441,044

Net loss through December 31, 1998                                                                                      (522,707)
                                      -------------------------------------------------------------------------------------------

Balance at December 31, 1998             1,385,182 1,385   199,500,000   199,500.00   320,377,131            -       (50,638,829)

    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH MARCH 31, 1999
                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                      during the
                                           Common Stock             Preferred Stock        Additional     Retained   Development
                                         Stock       Amount       Stock        Amount     paid in capital Deficit       Stage
                                         -----       ------       -----        ------     --------------- --------       -----

In January through March 1999,
    converted preferred stock to
    common stock                        6,900,000    $ 6,900    (6,900,000)  $   (6,900)  $          -    $      -    $         -

Imputed value of services provided by
   Officers and/or Directors (Note 11)                                                          13,020

Capital contributed by shareholders                                                              9,840

Net loss through March 31, 1999                                                                                            (38,620)
                                      --------------------------------------------------------------------------------------------

Balance at March 31, 1999               8,285,182    $ 8,285   192,600,000    $ 192,600   $320,399,991     $     -    $(50,677,449)
                                      ============ =========== ========================== ============= ============ =============

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
            AND THE PERIOD FROM JUNE 29, 1993 THROUGH MARCH 31, 1999



                                                                                                 June 29, 1993
                                                           For the three months ended               Through
                                                          March 31,           March 31,            March 31,
                                                            1999                 1998                1999
                                                       ----------------     ---------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                            $ (38,620)         $ (170,509)       $ (50,677,449)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
               Depreciation and amortization                     1,439               2,051               41,551
               Services paid in stock:                               -                   -               36,960
               Imputed value of services provided by
                    Officers and Directors (Note 11)            13,020              13,020              152,030
               Impairment of assets (Note 3)                         -                   -           48,520,200
               Preferred stock issued for services (Note 1)                                             200,000
               Organizational costs                                  -                   -               27,862

         Net Increase (Decrease) in:
               Accounts payable                                  2,265             (14,301)              60,789
               Accrued interest payable                         12,032              12,031              191,350
                                                       ----------------     ---------------     ----------------

Net Cash Used by Operating Activities                           (9,864)           (157,708)          (1,446,707)
                                                       ----------------     ---------------     ----------------


CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of Furniture and fixtures                          -                (245)             (13,951)
         Purchase of Equipment                                       -                   -              (31,737)
                                                       ----------------     ---------------     ----------------

Net Cash Used by Investing Activities                                -                (245)             (45,688)
                                                       ----------------     ---------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                     9,840             157,929            1,225,371
         Payment on shareholder loan                                 -                   -             (195,436)
         Borrowings                                                  -                   -              462,810
                                                       ----------------     ---------------     ----------------

Net Cash Provided (Used) by Financing Activities                 9,840             157,929            1,492,745
                                                       ----------------     ---------------     ----------------

Net Increase (Decrease) in Cash                                    (24)                (24)                 350

Cash at the beginning of period                                    374                 470                    -
                                                       ----------------     ---------------     ----------------

    Cash at the end of period                                    $ 350               $ 446                $ 350
                                                       ================     ===============     ================

    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expenses as incurred instead of being capitalized and amortized.

FINANCIAL INSTRUMENTS:
At March 31, 1999 and December 31, 1998, the fair value of the Company's notes payable (see Note 6) are assumed to be equal to their reported carrying amounts.

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

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation were 4,265,515 shares at March 31, 1999 and 885,182 shares at March 31, 1998.

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

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

o Effective February 4, 1997, the Company consummated the purchase of F & H Mining, Inc. (F&H), an international business corporation, and Peeples

                HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

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

                HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

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
                                                                          ============

                HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

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

                HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


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

                HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The was no change in the Company's plant and equipment from December 31, 1998 to March 31,1999.

         Current liabilities increased from $505,216 at December 31, 1998 to $519,513 at March 31, 1999 due to an increase in accounts payable and accrued interest payable.

         Three months operating losses decreased from $158,477 ending with the first quarter of 1998 to $26,588 ending with the first quarter of 1998, primarily on account of a decrease in the Company's professional fees, travel, rent, and operational expenses.

         The increase in the number of outstanding shares of common stock from 1,428,788 as of December 31, 1998 to 8,328,788 as of March 31, 1999 was a a
result of the conversion of 6,900,000 shares of convertible preferred stock to common stock for the repayment of expenses of in accordance with the Board of Directors resolution passed on October 2, 1997.

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