Form 10QSB
period 1999-06-30
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-13
CIK 1010474

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHAN GE ACT
    OF 1934 FOR THE PERIOD ENDED June 30, 1999

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


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for the past 90 days.
Yes  [ ]  No  [X]

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes              No n/a
                                                   -----            -----
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of jUNE 30, 1999: 33,853,788 shares.


Transitional Small Business Disclosure Format (check one):  Yes        No
                                                                -----     -----

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

                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998



                                     ASSETS


                                                     JUNE 30,       DECEMBER 31,
                                                       1999            1998
                                                   ------------     ------------
                                                   (unaudited)      (audited)

CURRENT ASSETS
        Cash  (Note 1)                             $        326     $        374
                                                   ------------     ------------

          Total current assets                              326              374
                                                   ------------     ------------


PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                         555,185          555,185
        Equipment                                       527,867          527,867
        Furniture and fixtures                           13,951           13,951
                                                   ------------     ------------
                                                      1,097,003        1,097,003

        Less accumulated depreciation                    30,852           27,974
                                                   ------------     ------------

        Net property, plant and equipment             1,066,151        1,069,029
                                                   ------------     ------------


MINERAL INVENTORIES (Note 5)
        Purchased mineral inventory                 200,000,000      200,000,000
        Acquisition costs                            69,375,000       69,375,000
                                                   ------------     ------------

                                                    269,375,000      269,375,000
                                                   ------------     ------------


                                                   $270,441,477     $270,444,403
                                                   ============     ============

    The accompanying notes are an integral part of these financial statements


    The accompanying notes are an integral part of these financial statements HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     JUNE 30,               DECEMBER 31,
                                                                       1999                     1998
                                                           ----------------------   -----------------------
                                                                    (unaudited)               (audited)

CURRENT LIABILITIES
        Accounts payable                                                $ 85,026                 $ 58,525
        Accrued interest payable                                         203,515                  179,318
        Notes payable - shareholder (Note 6)                             267,373                  267,373
                                                           ----------------------   -----------------------

        Total current liabilities                                        555,914                  505,216
                                                           ----------------------   -----------------------

STOCKHOLDERS'  EQUITY
        Common stock $.001 par value;
           900,000,000 shares authorized;
           issued and outstanding are 33,810,182
           shares and 885,182 shares on June 30,
           1999 and December 31, 1998, respectively                       33,810                    1,385

        Convertible  preferred  stock,  $0.001
           par  value;  200,000,000  shares
           authorized;   issued   and   outstanding:
           167,075,000   shares  and 199,500,000 shares on
           June 30, 1999 and
           December 31, 1998,
           respectively                                                  167,075                  199,500

        Paid in capital                                              320,538,052              320,377,131

        Deficit accumulated during the
          Development stage                                          (50,853,374)             (50,638,829)
                                                           ----------------------   -----------------------

        Total stockholders' equity                                   269,885,563              269,939,187
                                                           ----------------------   -----------------------

        Total liabilities and stockholders' equity                 $ 270,441,477            $ 270,444,403
                                                           ======================   =======================

   The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 and 1998
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 and 1998
             AND THE PERIOD FROM JUNE 29, 1993 THROUGH JUNE 30, 1999
                                                                                                   (Date of Reorganiztion)
                                                                                                        June 29, 1993
                                           For the six months ended      For the three months ended        Through
                                           June 30,       June 30,        June 30,        June 30,        June 30,
                                             1999           1998            1999            1998            1999
                                         -------------- --------------  --------------  -------------  ----------------


REVENUE                                            $ -            $ -             $ -            $ -               $ -
                                         -------------- --------------  --------------  -------------  ----------------

EXPENDITURES

        Depreciation and amortization            2,878          4,126           1,439          2,075            42,990
        Dues and subscriptions                      42              -               -              -             9,549
        Organizational costs                         -              -               -              -            47,422
        Professional fees                      114,384        161,012         113,494         45,115           778,614
        Postage and courier service                334          1,068             211              -            26,849
        Management fee                               -              -               -              -           200,000
        Marketing and promotion                      -              -               -              -            33,453
        Travel and entertainment                13,974         10,454           9,216          4,851           219,868
        Telephone expenses                      21,890         12,615          20,443          5,669           153,420
        Other office expenses                    7,193         15,972           5,624          2,080           131,220
        Program development                          -              -               -              -            41,710
        Rent                                     5,653          2,040           1,333          1,020            32,019
        Imputed wages                           24,000         24,000          12,000         12,000           153,172
                                         -------------- --------------  --------------  -------------  ----------------

        Total expenses from operations         190,348        231,287         163,760         72,810         1,870,286
                                         -------------- --------------  --------------  -------------  ----------------

        Net operating loss                    (190,348)      (231,287)       (163,760)       (72,810)       (1,870,286)
                                         -------------- --------------  --------------  -------------  ----------------

OTHER INCOME (EXPENSES)
        Interest income                              -              -               -              -            12,036
        Bad debt expense                             -              -               -              -          (266,600)
        Interest expense                       (24,197)       (24,197)        (12,165)       (12,165)         (208,324)
                                         -------------- --------------  --------------  -------------  ----------------

        Total other income (expenses)          (24,197)       (24,197)        (12,165)       (12,165)         (462,888)
                                         -------------- --------------  --------------  -------------  ----------------

        Net loss before
              Federal income taxes            (214,545)      (255,484)       (175,925)       (84,975)       (2,333,174)
                                         -------------- --------------  --------------  -------------  ----------------

        Federal income taxes (Note 1)                -              -               -              -                 -
                                         -------------- --------------  --------------  -------------  ----------------

        Net loss before
              extraordinary item              (214,545)      (255,484)       (175,925)       (84,975)       (2,333,174)
                                         -------------- --------------  --------------  -------------  ----------------

EXTRAORDINARY ITEM
        Impairment of investments (Note 3)           -              -               -              -       (48,520,200)
                                         -------------- --------------  --------------  -------------  ----------------

        Total extraordinary item                     -              -               -              -       (48,520,200)
                                         -------------- --------------  --------------  -------------  ----------------

        Net loss                            $ (214,545)    $ (255,484)     $ (175,925)     $ (84,975)    $ (50,853,374)
                                         ============== ==============  ==============  =============  ================

        Net loss per share (Note 1)          $ (0.0161)     $ (0.2886)      $ (0.0132)     $ (0.0960)
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

                                                                                                                       Deficit
                                                                                                                    Accumulated
                                                                                                                     during the
                                             Common Stock         Preferred Stock       Additional    Retained       Development
                                           Stock    Amount       Stock    Amount    paid in capital    Deficit          Stage
                                           -----    ------       -----    ------    ---------------   --------          -----

   Balance at June 29, 1993            12,038,500   $ 240,770        -     $ -       $ 13,461,391   $ (13,702,162)        $ -

   January 4, 1994,  reverse stock split
       one share of new stock
       for three shares
       of old stock and change
       par value from
       $.02 to $.001                   (8,025,667)   (236,757)                            236,757

   June 30, 1998, reverse stock
      split - one share of new
      stock for 1,000 shares of
      old stock                        (4,008,820)    (4,009)                               4,009

   Issuance of fractional shares              446           -

   On June 29, 1993, Issued
     Common stock to current
      shareholders for loss
      of prior stock      600                   -

   Issued shares of common stock to
     Masterhouse Ltd. (a related
     party) for 3500 master recordings,
     value unknown                          1,500           2                                  (2)

   Net loss through December 31, 1993                                                                                    (819)
                                        -----------------------------------------------------------------------------------------

   Balance December 31, 1993                6,559           6        -       -         13,702,155     (13,702,162)       (819)

   In January and May 1994, Issued
      common stock for services
      valued at par                        31,960          32                              31,928

   In May 1994, record retroactive
      adjustment in connection with
      the acquisition of ElfWorks,
      Ltd., pooling of interest (Note 2)   40,000          40                              39,960

   In May 1994, Issued common stock, held
      in trust capacity, valued at estimated
      cost
      of learning center (Note 2)             400           -                              50,000

   In May 1994,  Issued  common  stock
      for a mining  company,
      valued at current
      replacement cost
      of equipment(see Note2)              12,000          12                              86,118

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


    The accompanying notes are an integral part of these financial statements




                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM JUNE 29, 1993 THROUGH JUNE 30, 1999

In January through June 1999,
   converted preferred stock to
   common stock                        32,425,000    $ 32,425  (32,425,000)  $ (32,425)  $         -       $ -     $          -

Imputed value of services provided by
   Officers and/or Directors (Note 11)                                                        26,040

Capital contributed by shareholders                                                          134,881

Net loss through June 30, 1999                                                                                         (214,545)
                                       -----------------------------------------------------------------------------------------

Balance at June 30, 1999               33,810,182    $ 33,810  167,075,000   $ 167,075  $320,538,052       $ -     $(50,853,374)
                                       ===========  ========== ===========   =========  ============================================



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 and 1998
             AND THE PERIOD FROM JUNE 29, 1993 THROUGH JUNE 30, 1999



                                                                                             June 29, 1993
                                                          For the six months ended              Through
                                                        June 30,            June 30,            June 30,
                                                          1999                1998                1999
                                                     ----------------    ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                         $ (214,545)        $ (255,484)      $ (50,853,374)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
              Depreciation and amortization                    2,878              4,126              42,990
              Services paid in stock:                              -                  -              36,960
              Imputed value of services provided by
                   Officers and Directors (Note 11)           26,040             26,040             165,050
              Impairment of assets (Note 3)                        -                  -          48,520,200
              Preferred stock issued for services (Note 1)         -                  -             200,000
              Organizational costs                                 -                  -              27,862

         Net Increase (Decrease) in:
              Accounts payable                                26,501            (34,681)             85,025
              Accrued interest payable                        24,197             24,197             203,515
                                                     ----------------    ---------------     ---------------

Net Cash Used by Operating Activities                       (134,929)          (235,802)         (1,571,772)
                                                     ----------------    ---------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of Furniture and fixtures                        -               (245)            (13,951)
         Purchase of Equipment                                     -             (1,499)            (31,737)
                                                     ----------------    ---------------     ---------------

Net Cash Used by Investing Activities                              -             (1,744)            (45,688)
                                                     ----------------    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                 134,881            237,498           1,350,412
         Payment on shareholder loan                               -                  -            (195,436)
         Borrowings                                                -                  -             462,810
                                                     ----------------    ---------------     ---------------

Net Cash Provided (Used) by Financing Activities             134,881            237,498           1,617,786
                                                     ----------------    ---------------     ---------------

Net Increase (Decrease) in Cash                                  (48)               (48)                326

Cash at the beginning of period                                  374                470                   -
                                                     ----------------    ---------------     ---------------

    Cash at the end of period                                  $ 326              $ 422               $ 326
                                                     ================    ===============     ===============

    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expenses as incurred instead of being capitalized and amortized.

FINANCIAL INSTRUMENTS:
At June 30, 1999 and December 31, 1998, the fair value of the Company's notes payable (see Note 6) are assumed to be equal to their reported carrying amounts.

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

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation were 13,435.515 shares at June 30, 1999 and 885,182 shares at June 30, 1998.

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


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

o Effective February 4, 1997, the Company consummated the purchase of F & H Mining, Inc. (F&H), an international business corporation, and Peeples Mining L.L.C. (Peeples LLC), an Arizona limited liability company. On March 25 1994, the Company entered into a stock exchange agreement with F&H, whereby 12,000 shares (after given effect to reverse split (see Note 1)) of the Company's common stock was exchanged for all the issued and outstanding shares of F&H valued current replacement cost of equipment purchased of $86,130. On June 18, 1994, the Company entered into a

o stock exchange agreement with Peeples LLC, whereby 20,000 shares (after given effect to reverse split (see Note 1)) of the Company's common stock

                HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


     was exchanged for all the issued and outstanding shares of Peeples LLC also valued at current replacement cost of the equipment purchased of $410,000. Both companies were dormant and had no operations for several years.

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

                HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

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

Stock exchanged for the specific assets have been valued as follows:

                                                                             Value
Description of Assets to be acquired by the Company                         Assigned     Ref.
---------------------------------------------------                         --------     ----
o A future learning center to be located in Reno, Nevada                  $     50,000    (a)
o A mining interest in 7 claims on 140 acres, located in Nevada                 86,130    (b)
o A mineral lease on 377.11 acres, located in Arizona                          410,000    (b)
o The acquisition of Nashville Music Co., located in Nashville, TN           2,500,000    (c)
o 26 town homes plus surrounding amenities                                   3,863,130    (d)
o Office Building, restaurant/banquet facility and vacant land               6,669,930    (d)
o A motel located in Northbrook, Illinois, with 38 luxury suites             2,700,000    (e)
o A country club located in the Village of Lakemore, Illinois                  359,758    (f)
o An interest in a golf course and country club in Naperville, Illinois      2,684,779    (d)
o A water and utility service located in Oakbrook Terrace, IL                  408,000    (f)
o A restaurant site located in Shiller Park, Illinois                          620,789    (f)
o An interest in a shopping center in Palatine, Illinois                     6,689,596    (f)
o An interest in two leases and land located Shiller Park, IL                1,207,207    (g)
o 12-acre commercial parcel located in Dania, Florida                        1,618,103    (f)
o An interest in a Yacht located in Ft. Lauderdale, Florida                    688,608    (h)
o A Large land development in Gallatin, TN referred to as "Foxland"         16,000,000    (i)
o 24 acres of residential vacant land near Bellevue, Tennessee                 800,400    (j)
o 56-acre parcel located on Dickerson Road in Nashville, TN                  1,659,900    (d)
                                                                             ---------

Total value for Stock Exchanged and held in Trust Capacity
     December 31, 1996                                                      49,016,330

      Less: Impairment of investments (Note 2)                             (48,520,200)
               Capitalization of mining equipment (Note 2)                    (496,130)
                                                                             ---------

       Value at December 31, 1997 and September 30, 1998                   $         0
                                                                           ===========

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The was no change in the Company's plant and equipment from December 31, 1998 to June 30,1999.

         The increase in current liabilities from $505,216 at December 31, 1998 to $555,914 at June 30, 1999 was due to an increase in accounts payable and accrued interest payable.

         Six months operating losses decreased from $231,287 ending with the second quarter of 1998 to $190,348 ending with the second quarter of 1999, primarily on account of a decrease in the Company's professional fees and operational expenses.

         The increase in the number of outstanding shares of common stock from 1,428,788 as of December 31, 1998 to 33,853,788 as of June 30, 1999 was a a
result of the conversion of 31,425,000
 shares of convertible preferred stock to common stock for the repayment of expenses of in accordance with the Board of Directors resolution passed on October 2, 1997. In addition, on June 28, 1999, 1,000,000 shares were issued to Hidden Splendor Smelting Co. in accordance with joint venture agreement dated April 30, 1998 between Peeples Mining Co. and Hidden Splendor Smelting Co. (See
Part I, Item 2, "Management's Plan of Operation", of the Company's Second Amended Form 10-SB, filed December 1999 for further discussion)

Plan of Operation

         The discussion contained in Part I, Item 2,"Management's Plan of Operation", of the Company's Second Amended Form 10-SB filed December 1999 is incorporated herein by reference.

                                       20

                                     PART II
                                OTHER INFORMATION
                              covered by this report

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