Form 10KSB
period 1997-12-31
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-14
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934


         For the fiscal year ended        December 31, 1997
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

                                 (702) 786-1461
                           ---------------------------
                           (Issuer's Telephone Number)
         Securities registered under Section 12 (b) of Exchange Act:
         None

         Securities registered under Section 12(g) of the Exchange Act:

                        Common stock, par value &.001 per share
--------------------------------------------------------------------------------
             Convertible Preferred Stock, par value $.001 per share
--------------------------------------------------------------------------------

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for
         past 90 days.         Yes               No X
                                   ---             ---
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.     None

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

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes       No n/a
                                                         ---      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of December 31, 1997: 871,400,068 shares (871,401 after given effect of reverse split).

         Transitional Small Business Disclosure Format (check one):
                  Yes                No  X
                      ----             ----

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference: The issuers Second Amended Form 10-SB, and all exhibits attached thereto, filed December 1999.




                                TABLE OF CONTENTS

Item                                                                                  Page
----                                                                                   ----
                                     PART I
                                     ------

Item 1            Description of Business                                              4
Item 2            Description of Property                                              4
Item 3            Legal Proceedings                                                    4
Item 4            Submission of Matters to a Vote of
                  Security Holders                                                     4
                                     PART II
                                     -------

Item 5            Market for Common Equity and Related                                 4
                  Stockholder Matters                                                  4
Item 6            Management's Plan of Operation                                       5
Item 7            Financial Statements                                               7 - 16
Item 8            Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                30

                                    PART III
                                    --------

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                   30
Item 10           Executive Compensation                                              30
Item 11           Security Ownership of Certain Beneficial
                  Owners and Management                                               31
Item 12           Certain Relationships and Related
                  Transactions                                                        31
Item 13           Exhibits and Reports on Form 8-K                                    31


                                     PART I
                                     ------
Item 1.  Description of Business.

         The information contained in Part I, Item 1, "Description of Business" of the issuer's Second Amended Form 10-SB is incorporated herein by reference.


Item 2.  Description of Property

         The information contained in Part I, Item 3, "Description of Property" of the issuer's Second Amended Form 10-SB is incorporated herein by reference.

Item 3.  Legal Proceedings

         The information contained in Part II, Item 2, "Legal Proceedings" of the issuer's Second Amended Form 10-SB is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II
                                     -------

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

         The following table sets forth the range of high and low bid prices for the Company's common stock for the indicated periods as reported by NASDAQ's Bulletin Board research service. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                            High Bid          Low Bid
                                            --------          -------

              1997
    Quarter ended December 31          $       .0275    $       .001
   Quarter ended September 30                  .07              .015
        Quarter ended June 30                  .105             .021
       Quarter ended March 31                  .47              .10

              1996
    Quarter ended December 31          $       .60      $       .17
   Quarter ended September 30                 1.50              .50
        Quarter ended June 30                 2.10              .50
       Quarter ended March 31                 2.00             1.25

              1995
    Quarter ended December 31          $      3.10      $      1.25
   Quarter ended September 30                 2.05             1.06
        Quarter ended June 30                 2.00             1.31
       Quarter ended March 31                 2.25              .50

Holders

         The approximate number of record holders of the Company's common stock as of December 31, 1997, was 1,240.

Dividends

         The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business.

Unregistered Securities Sold

         The  information  contained  in Part  II,  Item  4,  "Recent  Sales  of
Unregistered   Securities,   of  the  issuer's  Second  Amended  Form  10-SB  is
incorporated herein by reference.

Item 6.  Management's Discussion and Analysis
                       or Plan of Operation

         The information contained in Part I, Item 2, "Management's Plan of Operation", of the issuer's Second Amended Form 10-SB is incorporated herein by reference.

Item 7.  Financial Statements

Index to Financial Statements

                                                                       Page
                                                                        no.
                                                                     --------
Accountant's Audit Report                                                9
Financial Statements
         Balance Sheet                                                10 - 11
         Statement of Operations                                        12
         Statement of Changes in Stockholders' Equity                 13 - 15
         Statement of Cash Flows                                        16
         Notes to Financial Statements                                17 - 26

Accountant's Report on Supplemental Schedules                           27
Supplemental Schedules
         Schedule A Property, Plant and Equipment                       28
         Schedule B Accumulated Depreciation of
                  Property, Plant and Equipment                         29

                                    Form 10K
                              SEC File No. 0-29006

                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.



                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
ACCOUNTANT'S REPORTS
         on Financial Statements                                            9
         on Supplemental Schedules                                         27

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                     10 - 11

         Consolidated Statements of Operations                             12

         Consolidated Statements of Changes in Stockholders' Equity      13 - 15

         Consolidated Statements of Cash Flows                             16

         Notes to the Consolidated Financial Statements                  17 - 26

         Supplemental Schedules                                          28 - 29

W. DALE Mcghie                                  Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                        Tel: 702-323-7744
                                                        Fax: 702-323-8288

To the Board of Directors
Hexagon Consolidated Companies of America, Inc.

                            ACCOUNTANT'S AUDIT REPORT


I have audited the accompanying consolidated balance sheets of Hexagon Consolidated Companies of America, Inc. (formerly Health Care Centers of America, Inc.) (a development stage company) as of December 31, 1997, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and from June 29, 1993 (date of reorganization) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial consolidated statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Hexagon Consolidated Companies of America, Inc. as of December 31, 1997, 1996, and 1995 and the results of their operations, changes in stockholders' equity and their cash flows for the years then ended in conformity with generally accepted accounting principals.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 4 to the financial statement. A majority of the Company's assets consist of mineral inventories and mineral properties with a carrying value of $269,375,000. Recovery of the Company's mineral inventories is dependent upon the extraction and recovery of mineral ore in an economical fashion The financial statements do not include any adjustments that might result in a negative outcome as a result of this uncertainty.


/s/ W. Dale McGhie
------------------
W. Dale McGhie
Reno, Nevada
November  14, 1999


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1997, 1996 AND 1995



                                     ASSETS



                                                            1997            1996          1995
                                                        ------------   ------------   ------------

CURRENT ASSETS
        Cash  (Note 1)                                  $        470   $    196,214   $        865
        Prepaid expenses                                        --            1,500           --
                                                        ------------   ------------   ------------

          Total current assets                                   470        197,714            865
                                                        ------------   ------------   ------------


PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                              555,185        555,185           --
        Equipment                                            525,418         24,935         16,046
        Furniture and fixtures                                12,307          6,249          1,679
                                                        ------------   ------------   ------------
                                                           1,092,910        586,369         17,725

        Less accumulated depreciation                         19,433         11,355          7,055
                                                        ------------   ------------   ------------

        Net property, plant and equipment                  1,073,477        575,014         10,670
                                                        ------------   ------------   ------------

MINERAL INVENTORIES (Note 5)
          Purchased mineral inventory                    200,000,000    200,000,000    200,000,000
          Acquisition costs                               69,375,000           --             --
                                                        ------------   ------------   ------------

                                                         269,375,000   200,000,000 #   200,000,000
                                                        ------------   ------------   ------------

OTHER ASSETS
        Investment in future acquisitions (Note 3,12)           --       49,016,330     49,016,330
        Notes receivable  (Note 6)                              --          260,000        260,000
        Interest receivable                                     --            6,600          1,650
        Organizational costs, net
          of amortization  (Note 1)                             --           47,422         56,782
        Deposit held in escrow                                  --             --          191,564
                                                        ------------   ------------   ------------

        Total other assets                                      --       49,330,352     49,526,326
                                                        ------------   ------------   ------------

             Total assets                               $270,448,947   $250,103,080   $249,537,861
                                                        ============   ============   ============


    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1997, 1996 AND 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                1997              1996              1995
                                                          -------------    -------------    -------------

CURRENT LIABILITIES
        Accounts payable                                  $      82,281    $      28,206    $      31,460
        Shareholder advance                                        --              4,400            4,400
        Accrued expenses                                        130,523           74,922            5,474
        Notes payable - shareholder (Note 7)                    267,373          462,809          462,809
                                                          -------------    -------------    -------------

        Total current liabilities                               480,177          570,337          504,143
                                                          -------------    -------------    -------------


STOCKHOLDERS'  EQUITY
        Common stock,  $0.001 par value;
           900,000,000 shares authorized;
            issued and outstanding:
           885,182 shares; 510,182 shares and
           410,115 shares on  December 31, 1997,
           1996 and 1995, respectively                              885              510              410

        Convertible preferred stock, $0.001 par value;
           200,000,000 shares authorized; issued
           and outstanding: 200,000,000 shares
           on December 31, 1997                                 200,000             --               --

        Paid in capital                                     319,884,007      263,840,731      262,967,384

        Retained deficit  (Note 1)                                 --        (13,702,162)     (13,702,162)

        Deficit accumulated during the
          development stage                                 (50,116,122)        (606,336)        (231,914)
                                                          -------------    -------------    -------------


        Total stockholders' equity                          269,968,770      249,532,743      249,033,718
                                                          -------------    -------------    -------------


             Total liabilities and stockholders' equity   $ 270,448,947    $ 250,103,080    $ 249,537,861
                                                          =============    =============    =============

   The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
           AND THE PERIOD FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1997

                                                                                                 June 29, 1993
                                                                                                     Through
                                                December 31,     December 31,     December 31,    December 31,
                                                     1997             1996            1995            1997
                                             ---------------  --------------- ---------------  ---------------

REVENUE                                                 $ -              $ -             $ -              $ -
                                             ---------------  --------------- ---------------  ---------------

EXPENDITURES

         Depreciation and amortization                 8,078          13,660           5,487          31,571
         Dues and subscriptions                        1,010           4,627            --             9,507
         Organizational costs                         47,422            --              --            47,422
         Professional fees                           206,689         119,545          48,305         383,047
         Postage and courier service                   5,975          16,500           1,668          25,401
         Management fee                              200,000            --              --           200,000
         Marketing and promotion                         970           1,367            --            33,453
         Travel and entertainment                     55,391          60,894          18,599         178,694
         Telephone                                    50,698          35,761           4,680          93,711
         Other office expenses                        31,072          26,473           4,592          65,832
         Program development                           4,000             750           5,000          41,710
         Rent                                          8,080           4,220            --            14,507
         Imputed wages                                48,000          30,000            --            81,172
                                                ------------    ------------    ------------    ------------

         Total expenses from operations              667,385         313,797          88,331       1,206,027
                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)

         Interest income                                --             8,822           3,214          12,036
         Bad debt expense                           (266,600)           --              --          (266,600)
         Interest expense                            (55,601)        (69,447)        (10,283)       (135,331)
                                                ------------    ------------    ------------    ------------

         Total other income (expense)               (322,201)        (60,625)         (7,069)       (389,895)
                                                ------------    ------------    ------------    ------------

         Net loss before
                Federal income taxes (Note 1)       (989,586)       (374,422)        (95,400)     (1,595,922)
                                                                ------------    ------------    ------------

         Federal income taxes (Note 1)                  --              --              --              --
                                                ------------    ------------    ------------    ------------

         Net loss before
               extraordinary item                   (989,586)       (374,422)        (95,400)     (1,595,922)
                                                                ------------    ------------    ------------

EXTRAORDINARY ITEM
         Impairment of investments (Note 5)       48,520,200            --              --        48,520,200
                                                ------------    ------------    ------------    ------------

         Total extraordinary item                 48,520,200            --              --        48,520,200
                                                ------------    ------------    ------------    ------------

         Net loss                               $(49,509,786)   $   (374,422)   $    (95,400)   $(50,116,122)
                                                ============    ============    ============    ============

         Net loss per share before
           extraordinary item (Note 1)          $    (1.1589)   $    (0.8137)   $    (0.3131)
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


                                                                                                                         Deficit
                                                                                                                        Accumulated
                                                                                                                         during the
                                                     Common Stock      Preferred Stock     Additional      Retained     Development
                                                 Stock      Amount    Stock     Amount   paid in capital   Deficit         Stage
                                                 -----      ------    -----     ------   ---------------    -------         -----


   Balance at June 29, 1993                  12,038,500 $ 240,770      -           $-    $ 13,461,391   $ (13,702,162)     $  -

   January 4, 1994,  reverse stock split
       one share of new stock
       for three shares
       of old stock and change
       par value from
       $.02 to $.001                         (8,025,667) (236,757)                            236,757

   June 30, 1998, reverse
       stock split - one
       share of new stock
       for 1,000 shares of
       old stock                             (4,008,820)   (4,009)                              4,009

   Issuance of fractional shares                    446

   On June 29, 1993, Issued
       Common stock to current
       shareholders for loss
       of prior stock                               600         -

   Issued shares of common stock to
       Masterhouse Ltd. (a related party)
       for 3500 master recording value
       unknown                                    1,500         2                                  (2)

   Net loss through December 31, 1993                                                                                      (819)
                                             -------------------------------------------------------------------------------------

   Balance December 31, 1993                      6,559         6      -            -      13,702,155     (13,702,162)     (819)

   In January and May 1994, Issued
       common stock for services valued
       at par                                    31,960        32                              31,928

   In May 1994, record retroactive adjustment
       in connection with the acquisition of
       ElfWorks, Ltd., pooling of interest       40,000        40                              39,960
       (Note 2)

   In May 1994, Issued common stock, held in
      trust capacity,  valued at estimatd
      cost of learning center (Note 2)              400         -                              50,000

   In May 1994, Issued common stock for
      a mining company, valued at current
      replacement cost of equipment              12,000        12                              86,118
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


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                         during the
                                                     Common Stock      Preferred Stock     Additional      Retained     Development
                                                 Stock      Amount    Stock     Amount   paid in capital   Deficit         Stage
                                                 -----      ------    -----     ------   ---------------    -------         -----


   In July and September 1994, Issued common
       stock,  held in trust capacity,  in
      exchange for real estate valued
      atfair market value                        94,921      $ 95      -          $ -    $ 22,942,267         $    -        $    -

   In September 1994, Issued shares for a
      mining co., valued replacement cost
      of equipment, (Note 2)                     20,000        20                             409,980

   Capital contributed by shareholders                -         -                             126,768

   Net loss through December 31, 1994                                                                                      (135,695)
                                             ---------------------------------------------------------------------------------------

   Balance December 31, 1994                    205,840       205      -              -    37,389,176     (13,702,162)     (136,514)

   In February 1995, Issued common stock
   for services, recorded at par value            5,000         5                               4,995

   In February and August 1995, Issued
      common stock, held in trust capacity,  in
      exchange for real estate valued at
      fair market value                          95,000        95                          22,961,276

   In August 1995, Issued common stock in
       for a music Co. valued at a discounted
       stock price                                4,000         4                           2,499,996

   In  August 1995,  Issued  common stock
       for  inventory of precious  metal ore,
       valued at a discounted stock price
       (Note 5)                                 100,000       100                         199,999,900

   In September 1995, Issued common
      stock in exchange for
      services  performed in
      conjunction with the real estate
      transactions, valued at fair market value     275         1                              66,466

   Capital contributed by shareholders                -         -                              45,575

   Net loss through December 31, 1995                                                                                       (95,400)
                                             ---------------------------------------------------------------------------

   Balance December 31, 1995                    410,115       410      -            -     262,967,384    (13,702,162)      (231,914)

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


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                         during the
                                                     Common Stock      Preferred Stock     Additional      Retained     Development
                                                 Stock      Amount    Stock     Amount   paid in capital   Deficit         Stage
                                                 -----      ------    -----     ------   ---------------    -------         -----


In     June 1996,  Issued common stock for
       a mining  interest,  transaction  not
       consummated, stock to be recovered,
       valued at zero (Note 9)                   98,000      $ 98          -        $  -          (98)    $         -          $  -

   In June 1996, Issued common stock
        in exchange for equipment (Note 1)        2,067         2                             555,183

   Imputed value of services provided by
      Officers and/or Directors (Note 10)             -         -                              34,970

   Capital contributed by shareholders                -         -                             283,292

   Net loss through December 31, 1996                                                                                      (374,422)
                                             ---------------------------------------------------------------------------------------

   Balance December 31, 1996                    510,182       510            -         -  263,840,731     (13,702,162)     (606,336)

   InFebruary  1997,  Issued  shares of
     common  stock in
     exchange  for a Mining
     Interest valued at a discounted
     stock price (Note 2)                       375,000       375            -         -   69,374,625

   Quasi-reorganization, 1997 (Note 1)                                                    (13,702,162)     13,702,162

In October 1997, authorized and
     issued convertible preferred stock
     for services and expenses, valued
     at par (Note 1)                                               200,000,000   200,000

   Imputed value of services provided by
     Officers and/or Directors (Note 13)              -         -                              51,960

   Capital contributed by shareholders                -         -                             318,853

   Net loss through December 31, 1997                                                                                   (49,509,786)
                                             ---------------------------------------------------------------------------------------

   Balance December 31,1997                     885,182     $ 885  200,000,000 $ 200,000 $319,884,007             $ -  $(50,116,122)
                                                =======     =====  =========== ========= ============     ============ ============



    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                AND FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1997

                                                                                                           June 29, 1993
                                                                                                              Through
                                                         December 31,     December 31,     December 31,       December
                                                            1997              1996             1995           31, 1997
                                                       ---------------- ----------------- --------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                        $ (49,509,786)       $ (374,422)      $ (95,400)    $ (50,116,122)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
             Depreciation and amortization                       8,078            13,660           5,487            31,571
             Services paid in stock                                  -                 -           5,000            36,960
             Imputed value of services provided by
                Officers and Directors (Note 13)                51,960            34,970               -            86,930
             Impairment of investments (Note 3)             48,520,200                 -               -        48,520,200
             Preferred stock issued for services               200,000                 -               -           200,000
             Organizational costs                               47,422                 -          (7,160)           27,862

         Net (Increase) Decrease in:
             Prepaid expenses                                    1,500            (1,500)              -                 -
             Notes receivable                                  260,000                 -        (260,000)                -
             Interest receivable                                 6,600            (4,950)         (1,650)                -
             Deposits                                                -           191,564        (191,564)                -

         Net Increase (Decrease) in:
             Accounts payable                                   54,075            (3,254)         31,459            82,280
             Accrued expenses                                   55,601            69,448           5,474           130,523
                                                       ---------------- ----------------- --------------- -----------------

Net Cash Used by Operating Activities                         (304,350)          (74,484)       (508,354)         (999,796)
                                                       ---------------- ----------------- --------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of furniture and fixtures                     (6,058)           (4,570)            830           (12,307)
         Purchase of equipment                                  (4,353)           (8,889)              -           (29,288)
                                                       ---------------- ----------------- --------------- -----------------

Net Cash Used by Investing Activities                          (10,411)          (13,459)            830           (41,595)
                                                       ---------------- ----------------- --------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                   318,853           283,292          45,575           774,487
         Payment on shareholder loan                          (195,436)                -               -          (195,436)
         Borrowings (Note 7)                                    (4,400)                -         462,808           462,810
                                                       ---------------- ----------------- --------------- -----------------

Net Cash Provided by Financing Activities                      119,017           283,292         508,383         1,041,861
                                                       ---------------- ----------------- --------------- -----------------

Net Increase  (Decrease) in Cash                              (195,744)          195,349             859               470
                                                                                                                         -
Cash at the beginning of period                                196,214               865               6                 -
                                                       ---------------- ----------------- --------------- -----------------

Cash at the end of period                                        $ 470         $ 196,214           $ 865             $ 470
                                                       ================ ================= =============== =================


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

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation were 853,932 for December 31, 1977; 460,149 for December 31, 1996, and 304,673 for December 31,1995.

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

     Advertising credits (trade due bills) were acquired through the acquisition of ElfWorks, Ltd. Such credits are recorded at the predecessor's cost of zero. With reference to Staff Accounting Bulletin No. 48 Topic 5-G (9/27/82), when a company acquires assets from shareholders in exchange for stock prior to registration of a the company, such asset should generally be recorded at the cost to the shareholder. The credits are an irrevocable promise (trade due bill) to provide the holder with network programming time and commercial advertising time. According to AIN's current rate card, the Company could broadcast a 1/2 hour program 5 days a week at prime time for more than 4 years, throughout the networks 161 stations. The certificates are transferable and negotiable.

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

     Mining  L.L.C.   (Peeples  LLC),  an  Arizona  limited  liability  company, accounted for as a purchase. Both F& H and Peeples LLC are primarily engaged in the mining of precious metals. On March 25 1994, the Company entered into a stock exchange agreement with F&H, whereby 12,000 shares (after given effect to reverse split (see Note 1)) of the Company's common stock was exchanged for all the issued and outstanding shares of F&H valued current replacement cost of equipment purchased of $86,130. On June 18, 1994, the Company entered into a stock exchange agreement with Peeples LLC, whereby 20,000 shares (after given effect to reverse split (see Note 1)) of the Company's common stock was exchanged for all the issued and outstanding shares of Peeples LLC also valued at current replacement cost of the equipment purchased of $410,000. Both companies were dormant and had no operations for several years.

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

NOTE 11 - FINANCIAL INFORMATION FOR BUSINESSES ACQUIRED OR TO BE ACQUIRED

     Effective February 4, 1997, F&H Mining Company, Inc. (F&H) and Peeples Mining, L.L.C. (Peeples LLC) were acquired by the Company through the exchange for common stock of the Company. These acquisitions were accounted for under the purchase method.

     Effective February 4, 1997, Nashville Music Consultants, Inc. (NMC) was acquired by the Company through the exchange for common stock of the Company. On August 20, 1998, the Company entered into an Amendment To Stock Exchange Agreement, which related back to the same date as the original stock exchange agreement. The original stock exchange agreement provided for the acquisition of only the music publishing operations of NMC. NMC (now known as Nashville Music Group, Inc. (NMG) has failed to provide the mCo usic publishing. The uncertaintly of obtaining this information is so great, it is felt that the value may have impaired to an unknown extent. Therefore, it has been fully reserved against until such time the appropriate information is obtained.

     The combined assets of F&H and Peeples LLC were 496,130 as of February 4, 1997. There have been no operations in either company for several years.

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash services and acquisitions are listed below, including common stock where applicable. Stated at value prior to reverse stock split.

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

NOTE 13 - RELATED PARTY TRANSACTIONS:
o Inventories consisting of ore concentrates located in Arizona were purchased from Zarzion Ltd. in exchange for shares of the Company's common stock (see Note 5).
o October 2, 1997, 200,000,000 shares of preferred stock were issued for services and expenditures. The transaction was booked at the Company's par value of preferred stock.
o Services contributed by officers and reimbursements forfeited were expensed to "Imputed Wages" at an hourly rate proportionate to the services performed. Contributed office occupancy provided by Maurice Furlong, the Company's president and CEO, was expensed to rent at an average of $340 a month.
o Mining claims located in San Bernardino County, California were purchased from Zarzion Ltd. In exchange for shares of the Company's stock (see Note
     2).
o In April 1997, Maurice Furlong, CEO, President and major shareholder, obtained voting control of all common stock of the Company held by Zarzion, Ltd.

W. DALE MCGHIE                                    Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                  1539 Vassar St. Reno, Nevada 89502
                                                      Tel: 702-323-7744
                                                      Fax: 702-323-8288



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
and Shareholders of
Hexagon Consolidated Companies of America, Inc.

I have audited the consolidated balance sheets of Hexagon Consolidated Companies of America, Inc. (formerly Health Care Centers of America, Inc.) (a development stage company) as of December 31, 1997, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and have issued my opinion thereon dated November 14, 1999. My examination also comprehended Supplemental Schedules A and B of Hexagon Consolidated Companies of America, Inc. (formerly Health Care Centers of America, Inc.) (a development stage company). In my opinion, Schedules A and B, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.


/s/W. Dale McGhie
-----------------
W. Dale McGhie, CPA
Reno, Nevada
November 14, 1999


        HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC. AND SUBSIDIARIES
                 (formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   SCHEDULE A - PROPERTY, PLANT AND EQUIPMENT
                THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                      Other Charges
                                      Balance at         Additions                   Reclassifications  Balance at
           Classification          Beginning of Year      at Cost       Retirements    add (deduct)     End of Year
           ---------------------- ------------------- ----------------  -------------------------------  -----------

December 31, 1997:
           Furniture and fixtures            $ 6,249         $ 6,058            $ -               $ -      $ 12,307
           Equipment                          24,935           4,353              -                 -        29,288
           Equipment - mining                      -               -              -           496,130       496,130
           Equipment - other *               555,185               -              -                 -       555,185
                                  -------------------  --------------  ------------- -----------------  ------------
                Total                      $ 586,369        $ 10,411            $ -         $ 496,130    $1,092,910
                                  ===================  ==============  ============= =================  ============

December 31, 1996:
           Furniture and fixtures            $ 1,679         $ 4,570            $ -               $ -       $ 6,249
           Equipment                          16,046           8,889              -                 -        24,935
           Equipment - other *                     -         555,185              -                 -       555,185
                                  -------------------  --------------  ------------- -----------------  ------------
                Total                       $ 17,725       $ 568,644            $ -               $ -     $ 586,369
                                  ===================  ==============  ============= =================  ============

December 31, 1995:
           Furniture and fixtures            $ 2,507             $ -          $ 828               $ -       $ 1,679
           Equipment                          16,046               -              -                 -        16,046
                                  -------------------  --------------  ------------- -----------------  ------------
                Total                       $ 18,553             $ -          $ 828               $ -      $ 17,725
                                  ===================  ==============  ============= =================  ============


 * Equipment is not depreciated at this time because not placed in service yet.


        HEXAGON CONCOLIDATED COMPANIES OF AMERICA, INC. AND SUBSIDIARIES
                 (formerly HEALTH CARE CENTERSOF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
     SCHEDULE B - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                          Additions                     Other Charges
                                      Balance at        Charges to Costs               Reclassifications  Balance at
           Classification          Beginning of Year     and Expenses     Retirements    add (deduct)     End of Year
           ---------------------- --------------------------------------  ------------ ------------------  -----------

December 31, 1997:
           Furniture and fixtures            $ 1,522            $ 2,409           $ -               $ -       $ 3,931
           Equipment                           9,833              5,669             -                 -        15,502
           Equipment - mining                      -                  -             -                 -             -
           Equipment - other *                     -                  -             -                 -             -
                                  -------------------  -----------------  ------------ -----------------  ------------
                Total                       $ 11,355            $ 8,078           $ -               $ -      $ 19,433
                                  ===================  =================  ============ =================  ============

December 31, 1996:
           Furniture and fixtures              $ 758              $ 764           $ -               $ -       $ 1,522
           Equipment                           6,297              3,536             -                 -         9,833
           Equipment - other *                     -                  -             -                 -             -
                                  -------------------  -----------------  ------------ -----------------  ------------
                Total                        $ 7,055            $ 4,300           $ -               $ -      $ 11,355
                                  ===================  =================  ============ =================  ============

December 31, 1995:
           Furniture and fixtures              $ 358              $ 400           $ -               $ -         $ 758
           Equipment                           3,088              3,209             -                 -         6,297
                                  -------------------  -----------------  ------------ -----------------  ------------
                Total                        $ 3,446            $ 3,609           $ -               $ -       $ 7,055
                                  ===================  =================  ============ =================  ============


 * Equipment is not depreciated at this time because not placed in service yet.

Item 8.  Changes In and Disagreements With
                  Accountants and Financial Disclosure

         The information contained in Part II, Item 3, "Changes in and Disagreements with Accountants" of the issuer's Second Amended Form 10-SB is incorporated herein by reference.


                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

Directors and Executive officers

         The infromation contained in Part I, Item 5, "Directors, Executive Officers, Promoters and Control Persons" of the issuer's Second Amended Form 10-SB is incorproated herein by reference.


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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, not all of the section 16(a) filing requirements applicable to its officers, directors, and greater-than-10% stockholders have been complied with during the last fiscal year.

Significant Employees and Consultants

         The information contained in Part I, Item 5, "Director's, Executive Officers, Promoters and Control Persons", of the issuer's Second Amended Form 10-SB is incorporated herein by reference.

Certain Legal Proceedings Involving Directors and Officers

         The information contained in Part I, Item 5, Director's, Executive Officers, Promoters and control Persons", of the issuer's Second Amended Form 10-SB is incorporated herein by reference.

Item 10. Executive Compensation

         The compensation table set forth in Part I, Item 6, "Executive Compensation", of the issurers Second Amended Form 10-SB, is incorporated herein by reference.

Item 11. Security Ownership of Certain
                  Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The information contained in Part I, Item 4, "Security Ownership of Certain Beneficial Owners and Management" of the issuer's Second Amended Form 10-SB is incorporated herein by reference.

Security Ownership of Management

         The information contained in Part I, Item 4, "Security of Certain Beneficial Owners and Management", of the issuer's Second Amended Form 10-SB is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions

         The information contained in Part I, Item 7, "Certain Relationshis and Related Transactions", of the issuer's Second Amended Form 10-SB is incorporated herein by reference.


Item 13. Exhibits and Reports on Form 8-K

Index to Exhibits

         The index to exhibits contained in the issuer's Second Amended Form 10-SB is incorporated herein


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

                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)

                                    (Registrant)

                           By:   /s/ MAURICE W. FURLONG
                                 ----------------------
                                 Maurice W. Furlong, President

                                 Date December 1, 1999
                                      ----------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           By:   /s/ MAURICE W. FURLONG
                                 -----------------------
                                 Maurice W. Furlong, President and
                                 Chairman of the Board

                                 Date December 1, 1999
                                      ----------------

                           By:   /s/ MICHAEL J. PIETRZAK
                                 ------------------------
                                 Michael J. Pietrzak, Executive Vice President, General Counsel and Director

                                 Date  December 1, 1999
                                       ----------------