Form 10KSB
period 1998-12-31
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-14
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934


         For the fiscal year ended   December 31, 1998
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

                        Common stock, par value &.001 per share
--------------------------------------------------------------------------------
             Convertible Preferred Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of class)

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

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes       No n/a
                                                         ---      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of December 31, 1997: 871,400,068 shares (871,401 after given effect of reverse split.

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

         The following table sets forth the range of high and low bid prices for the Company's common stock for the indicated periods as reported by NASDAQ's Bulletin Board research service. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                          High Bid          Low Bid
                                          --------          -------

              1998
    Quarter ended December 31          $       .0625    $       .05
   Quarter ended September 30                 1.25              .125
        Quarter ended June 30                  .055             .007
       Quarter ended March 31                  .025             .0015

              1997
    Quarter ended December 31          $       .0275    $       .001
   Quarter ended September 30                  .07              .015
        Quarter ended June 30                  .105             .021
       Quarter ended March 31                  .47              .10

              1996
    Quarter ended December 31          $       .60      $       .17
   Quarter ended September 30                 1.50              .50
        Quarter ended June 30                 2.10              .50
       Quarter ended March 31                 2.00             1.25

Holders

         The approximate number of record holders of the Company's common stock as of December 31, 1998, was 1,328

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

Item 7.  Financial Statements

Index to Financial Statements

                                                                      Page
                                                                       no.
                                                                     -----
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

W.       DALE Mcghie                                  Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                        Tel: 702-323-7744
                                                        Fax: 702-323-8288

To the Board of Directors
Hexagon Consolidated Companies of America, Inc.

                            ACCOUNTANT'S AUDIT REPORT


I have audited the accompanying consolidated balance sheets of Hexagon Consolidated Companies of America, Inc. (formerly Health Care Centers of America, Inc.) (a development stage company) as of December 31, 1998, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and from June 29, 1993 (date of reorganization) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial consolidated statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Hexagon Consolidated Companies of America, Inc. as of December 31, 1998, 1997, and 1996 and the results of their operations, changes in stockholders' equity and their cash flows for the years then ended in conformity with generally accepted accounting principals.

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


/s/W. Dale McGhie
-----------------
W. Dale McGhie
Reno, Nevada
November  14, 1999


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1998, 1997 AND 1997



                                     ASSETS



                                                          1998              1997            1996
                                                      ------------         ------------   ------------

CURRENT ASSETS
        Cash  (Note 1)                                $        374         $        374   $        470
        Prepaid expenses                                     --                   --             --
                                                      ------------         ------------   ------------

          Total current assets                             197,714                  374            470
                                                      ------------         ------------   ------------


PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                            555,185              555,185        555,185
        Equipment                                          527,867              525,418         24,935
        Furniture and fixtures                              13,951               12,307          6,249
                                                      ------------         ------------   ------------
                                                         1,097,003            1,092,910        586,369

        Less accumulated depreciation                       27,974               19,433         11,355
                                                      ------------         ------------   ------------

        Net property, plant and equipment                1,069,029            1,073,477        575,014
                                                      ------------         ------------   ------------

MINERAL INVENTORIES (Note 5)
          Purchased mineral inventory                  200,000,000          200,000,000    200,000,000
          Acquisition costs                             69,375,000           69,375,000           --
                                                      ------------         ------------   ------------

                                                       269,375,000          269,375,000   200,000,000
                                                      ------------         ------------   ------------

OTHER ASSETS
        Investment in future acquisitions (Note 3,12)         --                  --       49,016,330
        Notes receivable  (Note 6)                            --                  --          260,000
        Interest receivable                                   --                  --            6,600
        Organizational costs, net
          of amortization  (Note 1)                           --                  --           47,422
                                                      ------------         ------------   ------------

        Total other assets                                    --                  --       49,330,352
                                                      ------------         ------------   ------------

             Total assets                             $249,537,861         $270,448,947   $250,103,080
                                                      ============         ============   ============


    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1998, 1997 AND 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           1998                 1997              1996
                                                      -------------        -------------    -------------

CURRENT LIABILITIES
        Accounts payable                              $      58,525        $      82,281    $      28,206
        Shareholder advance                                    --                   --              4,400
        Accrued expenses                                    179,318              130,523           74,922
        Notes payable - shareholder (Note 7)                267,373              267,373          462,809
                                                      -------------        -------------    -------------

        Total current liabilities                           505,216              480,177          570,337
                                                      -------------        -------------    -------------


STOCKHOLDERS'  EQUITY
        Common stock,  $0.001 par value;
           900,000,000 shares authorized;
           issued and outstanding: 1,385,182 shares
           885,182 shares; 510,182 shares  on
           December 31, 1998,
           1997 and 1997, respectively                        1,385                  885              510

        Convertible preferred stock, $0.001 par value;
           200,000,000 shares authorized; issued
           and outstanding: 200,000,000 shares B23
           on December 31, 1998 and 1997 respectively       199,500              200,000             --

        Paid in capital                                 320,377,131          319,884,007      263,840,731

        Retained deficit  (Note 1)                             --                   --        (13,702,162)

        Deficit accumulated during the
          development stage                             (50,638,829)         (50,116,122)        (606,336)
                                                      -------------        -------------    -------------


        Total stockholders' equity                      269,939,187          269,968,770      249,532,743
                                                      -------------        -------------    -------------


          Total liabilities and stockholders' equity   $270,444,403        $ 270,448,947    $ 250,103,080
                                                      =============        =============    =============

   The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
           AND THE PERIOD FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1998

                                                                                                     June 29, 1993
                                                                                                       Through
                                                 December 31,        December 31,     December 31,     December 31,
                                                   1998                   1997             1996            1998
                                              ---------------    ---------------  --------------- ---------------

REVENUE                                           $    --           $      --        $      --       $      --
                                              ---------------    ---------------  --------------- ---------------

EXPENDITURES

         Depreciation and amortization                8,541                8,078          13,660          40,112
         Dues and subscriptions                        --                  1,010           4,627           9,507
         Organizational costs                          --                 47,422            --            47,422
         Professional fees                          281,183              206,689         119,545         664,230
         Postage and courier service                  1,114                5,975          16,500          26,515
         Management fee                                --                200,000            --           200,000
         Marketing and promotion                       --                    970           1,367          33,453
         Travel and entertainment                    27,200               55,391          60,894         205,894
         Telephone                                   37,819               50,698          35,761         131,530
         Other office expenses                       58,195               31,072          26,473         124,017
         Program development                           --                  4,000             750          41,710
         Rent                                        11,859                8,080           4,220          23,366
         Imputed wages                               48,000               48,000          30,000         129,171
                                               ------------         ------------    ------------    ------------

         Total expenses from operations             473,911              667,385         313,797       1,679,938
                                               ------------         ------------    ------------    ------------

OTHER INCOME (EXPENSES)

         Interest income                               --                   --             8,822          12,036
         Bad debt expense                              --               (266,600)           --          (266,600)
         Interest expense                           (48,796)             (55,601)        (69,447)       (184,127)
                                               ------------         ------------    ------------    ------------

         Total other income (expense)               (48,796)            (322,201)        (60,625)       (438,691)
                                               ------------         ------------    ------------    ------------

         Net loss before
                Federal income taxes               (522,707)            (989,586)       (374,422)     (1,118,629)
                                               ------------                         ------------    ------------

         Federal income taxes (Note 1)                 --                   --              --              --
                                               ------------         ------------    ------------    ------------

         Net loss before
               extraordinary item                  (522,707)            (989,586)       (374,422)     (2,118,629)
                                               ------------                         ------------    ------------

EXTRAORDINARY ITEM
         Impairment of investments (Note 5)            --           48,520,200            --          48,520,200
                                               ------------         ------------    ------------    ------------

         Total extraordinary item                      --             48,520,200            --        48,520,200
                                               ------------         ------------    ------------    ------------

         Net loss                              $   (522,707)        $(49,509,786)   $   (374,422)   $(50,638,829)
                                               ============         ============    ============    ============

         Net loss per share before
           extraordinary item (Note 1)         $    (1.5174)        $    (1.1589)   $    (0.8137)
                                                ============        ============    ============

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1998


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
      (see Note 2)

   ...continued

    The accompanying notes are an integral part of these financial statements



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1998


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

   ...continued

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1998


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                         during the
                                                     Common Stock      Preferred Stock     Additional      Retained     Development
                                                 Stock      Amount    Stock     Amount   paid in capital   Deficit         Stage
                                                 -----      ------    -----     ------   ---------------    -------         -----


In     June 1996,  Issued common stock for
       a mining  interest,  transaction  not
       consummated, stock to be recovered,
       valued at zero (Note 9)                   98,000      $ 98          -        $  -          (98)    $         -          $  -

   In June 1996, Issued common stock
        in exchange for equipment (Note 1)        2,067         2                             555,183

   Imputed value of services provided by
      Officers and/or Directors (Note 10)             -         -                              34,970

   Capital contributed by shareholders                -         -                             283,292

   Net loss through December 31, 1996                                                                                      (374,422)
                                             ---------------------------------------------------------------------------------------

   Balance December 31, 1996                    510,182       510            -         -  263,840,731     (13,702,162)     (606,336)

   InFebruary  1997,  Issued  shares of
     common  stock in
     exchange  for a Mining
     Interest valued at a discounted
     stock price (Note 2)                       375,000       375            -         -   69,374,625

   Quasi-reorganization, 1997 (Note 1)                                                    (13,702,162)     13,702,162

In October 1997, authorized and
     issued convertible preferred stock
     for services and expenses, valued
     at par (Note 1)                                               200,000,000   200,000

   Imputed value of services provided by
     Officers and/or Directors (Note 13)              -         -                              51,960

   Capital contributed by shareholders                -         -                             318,853

   Net loss through December 31, 1997                                                                                   (49,509,786)
                                             --------------------------------------------------------------------------------------

   Balance December 31,1997                     885,182     $ 885  200,000,000 $ 200,000 $319,884,007             $ -  $(50,116,122)
   In October 1998, converted preferred
     stock to common stock                      500,000       500     (500,000)     (500)

   Imputed value of services provided by
     Officers and/or Directors (Note 13)              -         -                              52,080

   Capital contributed by shareholders                -         -                             441,044

   Net loss through December 31, 1998                                                                                      (522,707)
                                             --------------------------------------------------------------------------------------

   Balance at December 31, 1998               1,385,182   $ 1,385  199,500,000 $ 199,500 $320,377,131            $ -  $ (50,638,829)
                                              =========   =======  =========== ========= ============       ========= =============



    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                AND FROM JUNE 29, 1993 THROUGH DECEMBER 31, 1998

                                                                                                           June 29, 1993
                                                                                                              Through
                                                         December 31,     December 31,     December 31,       December
                                                            1998              1997             1996           31, 1998
                                                       ---------------- ----------------- --------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                           $ (522,707)    $ (49,509,786)     $ (374,422)    $ (50,638,829)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
             Depreciation and amortization                       8,541             8,078          13,660            40,112
             Services paid in stock                                  -                 -               -            36,960
             Imputed value of services provided by                                                                       -
                Officers and Directors (Note 13)                52,080            51,960          34,970           139,010
             Impairment of investments (Note 3)                      -        48,520,200               -        48,520,200
             Preferred stock issued for services                     -           200,000               -           200,000
             Organizational costs                                    -            47,422               -            27,862

         Net (Increase) Decrease in:
             Prepaid expenses                                        -             1,500          (1,500)                -
             Notes receivable                                        -           260,000               -                 -
             Interest receivable                                     -             6,600          (4,950)                -
             Deposits                                                -                 -         191,564                 -

         Net Increase (Decrease) in:
             Accounts payable                                  (23,756)           54,075          (3,254)           58,524
             Accrued expenses                                   48,795            55,601          69,448           179,318
                                                       ---------------- ----------------- --------------- -----------------

Net Cash Used by Operating Activities                         (437,047)         (304,350)        (74,484)       (1,436,843)
                                                       ---------------- ----------------- --------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of furniture and fixtures                     (1,644)           (6,058)         (4,570)          (13,951)
         Purchase of equipment                                  (2,449)           (4,353)         (8,889)          (31,737)
                                                       ---------------- ----------------- --------------- -----------------

Net Cash Used by Investing Activities                           (4,093)          (10,411)        (13,459)          (45,688)
                                                       ---------------- ----------------- --------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                   441,044           318,853         283,292         1,215,531
         Payment on shareholder loan                                 -          (195,436)              -          (195,436)
         Borrowings (Note 7)                                         -            (4,400)              -           462,810
                                                       ---------------- ----------------- --------------- -----------------

Net Cash Provided by Financing Activities                      441,044           119,017         283,292         1,482,905
                                                       ---------------- ----------------- --------------- -----------------

Net Increase  (Decrease) in Cash                                   (96)         (195,744)        195,349               374
                                                                                                                         -
Cash at the beginning of period                                    470           196,214             865                 -
                                                       ---------------- ----------------- --------------- -----------------

Cash at the end of period                                        $ 374             $ 470       $ 196,214             $ 374
                                                       ================ ================= =============== =================

    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

FINANCIAL INSTRUMENTS:
At December 31, 1998, 1997 and 1996, the fair value of the Company's notes payable and note receivable are evaluated each year to determine if their value has been impaired (note 6 and 7).

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

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation were 1,010,183 for December 31, 1998; 853,932 for December 31, 1977; 460,149 for December 31, 1996.

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

o Effective February 4, 1997, the Company consummated the purchase of F & H Mining, Inc. (F&H), an international business corporation, and Peeples

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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
                                                                           ============

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

o The combined assets of F&H and Peeples LLC were $496,130 as of February 4, 1997. There have been no operations in either company for several years.

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

o The company has entered into two agreements to acquire certain real estate from Rainbow Group and Senior Group. Consummation of the agreements has not yet occurred, and contracts are the subject of litigation, the outcome cannot presently be predicted. Financial statements and/or pro forma information will be furnished after the level of probability can be determined or consummation of the acquisition(s) occurs, whichever comes first.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash services and acquisitions are listed below, including common stock where applicable. Stated at value prior to reverse stock split.

     Date        Exchanged for:              No. of Shares  Value Assigned
    ------       --------------              -------------  -------------
1    1/94        Services                     31,960,000   $     31,960
2    5/94        A Future Learning Center        400,000         50,000
3    5/94        Mining Interest              12,000,000         86,130
4    7/94        Real Estate Properties       54,572,361     13,190,066
5    9/94        Real Estate Properties       40,348,988      9,752,296
6    9/94        Mining Interest              20,000,000        410,000
                                            ------------   ---------------

         Total 1994                          159,281,349     23,520,452
                                            ------------   ---------------

7    2/95        Services                      5,000,000          5,000
8    2/95        Real Estate Properties       22,000,000      5,317,370
9    8/95        Music Company                 4,000,000      2,500,000
10.  8/95        Real Estate Properties       73,000,000     17,644,001

11.  8/95        Mineral Inventory (Note 5)  100,000,000    200,000,000
12.  9/95        Services                        275,000         66,467
                                            ------------   ---------------

         Total 1995                          204,275,000    225,532,838
                                            ------------   ---------------

13.  6/96        Mining Interest              40,000,000        --
14.  6/96        Medical Decontamination
                   Machines                    2,066,115        555,185
15.  7/96        Acquisition of
                   ElfWorks, Inc.             40,000,000         40,000
16.  1996        Services (Note 12)              --              34,970
                                            ------------   ---------------

         Total 1996                           82,066,115        630,155
                                            ------------   ---------------

17   2/97        Mining Interest (Note 2)    375,000,000     69,375,000
18   1997        Services (Note 12)             --               39,060
                                            ------------   ---------------

         Total 1997                          375,000,000     69,414,060
                                            ------------   ---------------

         TOTAL 1994 - 1997                   820,622,464   $319,097,495
                                            ============   ===============

            To reflect reverse stock  split:     820,622

19.  1998        Services (Note 13)              --              52,090

         TOTAL 1994 - 1998                       820,622   $319,162,495
                                            ============   ===============

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

DALE MCGHIE                                          Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                  1539 Vassar St. Reno, Nevada 89502
                                                       Tel: 702-323-7744
                                                       Fax: 702-323-8288



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
and Shareholders of
Hexagon Consolidated Companies of America, Inc.

I have audited the consolidated balance sheets of Hexagon Consolidated Companies of America, Inc. (formerly Health Care Centers of America, Inc.) (a development stage company) as of December 31, 1998, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and have issued my opinion thereon dated November 14, 1999. My examination also comprehended Supplemental Schedules A and B of Hexagon Consolidated Companies of America, Inc. (formerly Health Care Centers of America, Inc.) (a development stage company). In my opinion, Schedules A and B, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.


/s/W. Dale McGhie
-----------------
W. Dale McGhie, CPA
Reno, Nevada
November 14, 1999


        HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC. AND SUBSIDIARIES
                 (formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   SCHEDULE A - PROPERTY, PLANT AND EQUIPMENT
                THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                      Other Charges
                                          Balance at    Additions                   Reclassifications  Balance at
           Classification             Beginning of Year  at Cost       Retirements    add (deduct)     End of Year
           ---------------------- ------------------- -----------  ---------------  ---------------    -----------

December 31, 1998:
              Furniture and fixtures      $ 12,307        $ 1,644       $ -                   $ -         $ 13,951
              Equipment                     29,288          2,449         -                     -           31,737
              Equipment - mining           496,130              -         -                     -          496,130
              Equipment - other *          555,185              -         -                     -          555,185
                                         ----------  -------------  -------- ---------------------  ---------------
                    Total                1,092,910        $ 4,093       $ -                   $ -       $1,097,003
                                         ==========  =============  ======== =====================  ===============

December 31, 1997:
              Furniture and fixtures       $ 6,249        $ 6,058       $ -                   $ -         $ 12,307
              Equipment                     24,935          4,353         -                     -           29,288
              Equipment - mining                 -              -         -               496,130          496,130
              Equipment - other *          555,185              -         -                     -          555,185
                                         ----------  -------------  -------- ---------------------  ---------------
                    Total                $ 586,369       $ 10,411       $ -             $ 496,130       $1,092,910
                                         ==========  =============  ======== =====================  ===============

December 31, 1996:
              Furniture and fixtures       $ 1,679        $ 4,570       $ -                   $ -          $ 6,249
              Equipment                     16,046          8,889         -                     -           24,935
              Equipment - other *                -        555,185         -                     -          555,185
                                         ----------  -------------  -------- ---------------------  ---------------
                    Total                 $ 17,725      $ 568,644       $ -                   $ -        $ 586,369
                                         ==========  =============  ======== =====================  ===============


 * Equipment is not depreciated at this time because not placed in service yet.


        HEXAGON CONCOLIDATED COMPANIES OF AMERICA, INC. AND SUBSIDIARIES
                 (formerly HEALTH CARE CENTERSOF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
     SCHEDULE B - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                      Other Charges
                                          Balance at     Additions                   Reclassifications  Balance at
           Classification             Beginning of Year   at Cost       Retirements    add (deduct)     End of Year
           ---------------------- -------------------   -----------  ---------------  ---------------    -----------

December 31, 1998:
             Furniture and fixtures       $   3,931     $   2,461        $ -                  $ -          $ 6,392
             Equipment                       15,502         6,080          -                    -           21,582
             Equipment - mining                  -              -          -                    -                -
             Equipment - other *                 -              -          -                    -                -
                                         ----------  -------------  -------- ---------------------  ---------------
                    Total                 $ 19,433          8,541        $ -                  $ -         $ 27,974
                                         ==========  =============  ======== =====================  ===============

December 31, 1997:
             Furniture and fixtures        $  1,522     $   2,409        $ -                  $ -          $ 3,931
             Equipment                        9,833         5,669          -                    -           15,502
             Equipment - mining                  -              -          -                    -                -
             Equipment - other *                 -              -          -                    -                -
                                         ----------  -------------  -------- ---------------------  ---------------
                    Total                 $ 11,355          8,078        $ -                  $ -         $ 19,433
                                         ==========  =============  ======== =====================  ===============

December 31, 1996:
             Furniture and fixtures       $     758       $   764        $ -                  $ -          $ 1,522
             Equipment                        6,297         3,536          -                    -            9,833
             Equipment - other *                 -              -          -                    -                -
                                         ----------  -------------  -------- ---------------------  ---------------
                    Total                 $   7,055       $ 4,300        $ -                  $ -         $ 11,355
                                         ==========  =============  ======== =====================  ===============


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