Form 10KSB/A
period 1998-12-31
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-14
CIK 1010474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A



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

         The following table sets forth the range of high and low bid prices for the Company's common stock for the indicated periods as reported by NASDAQ's Bulletin Board research service. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                          High Bid          Low Bid
                                          --------          -------

              1998
    Quarter ended December 31          $       .5    $          .0625
   Quarter ended September 30                 1.25              .0125
        Quarter ended June 30                  .055             .007
       Quarter ended March 31                  .025             .0015

              1997
    Quarter ended December 31          $       .0275    $       .001
   Quarter ended September 30                  .07              .015
        Quarter ended June 30                  .105             .021
       Quarter ended March 31                  .47              .10

              1996
    Quarter ended December 31          $       .60      $       .17
   Quarter ended September 30                 1.50              .50
        Quarter ended June 30                 2.10              .50
       Quarter ended March 31                 2.00             1.25

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