Form 10QSB
period 1999-09-30
HEXAGON CONSOLIDATED COMPANIES OF AMERICA INC
filed 1999-12-14
CIK 1010474

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHAN GE ACT
    OF 1934 FOR THE PERIOD ENDED September 30, 1999

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
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes        No n/a
                                                    ----     ----
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of the issuer's common stock as of September 30, 1999: 48,053,788 shares.

Transitional Small Business Disclosure Format  (check one):
Yes                         No
    --------------             --------------

                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, September, 1998
                                       AND
                                DECEMBER 31, 1998
                                     PART I
                              FINANCIAL INFORMATION


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



                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



                                     ASSETS


                                                               SEPTEMBER 30,            DECEMBER 31,
                                                                   1999                     1998
                                                           ----------------------   -----------------------
                                                                (unaudited)               (audited)

CURRENT ASSETS
        Cash  (Note 1)                                     $                   -    $                 374
                                                           ----------------------   ----------------------

          Total current assets                                                 -                      374
                                                           ----------------------   -----------------------


PROPERTY, PLANT and EQUIPMENT (Note 1)
        Equipment held for rent                                          555,185                  555,185
        Equipment                                                        527,867                  527,867
        Furniture and fixtures                                            13,951                   13,951
                                                           ----------------------   -----------------------
                                                                       1,097,003                1,097,003

        Less accumulated depreciation                                     50,009                   27,974
                                                           ----------------------   -----------------------

        Net property, plant and equipment                              1,046,994                1,069,029
                                                           ----------------------   -----------------------


MINERAL INVENTORIES (Note 5)
        Purchased mineral inventory                                  200,000,000              200,000,000
        Acquisition costs                                             69,375,000               69,375,000
        Development costs                                                 49,722                        -
                                                           ----------------------   ----------------------

                                                                     269,424,722              269,375,000
                                                           ----------------------   ----------------------


                                                           $         270,471,716    $          270,444,403
                                                           ======================   =======================

    The accompanying notes are an integral part of these financial statements


    The accompanying notes are an integral part of these financial statements HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               SEPTEMBER 30,                DECEMBER 31,
                                                                   1999                        1998
                                                           ----------------------   -----------------------
                                                                (unaudited)                  (audited)

CURRENT LIABILITIES
        Accounts payable                                               $ 112,551                 $ 58,525
        Accrued interest payable                                         215,815                  179,318
        Notes payable - shareholder (Note 6)                             267,373                  267,373
                                                           ----------------------   -----------------------

        Total current liabilities                                        595,739                  505,216
                                                           ----------------------   -----------------------

STOCKHOLDERS'  EQUITY
        Common stock $.001 par value;
           900,000,000 shares authorized;
           issued and outstanding:  48,010,182
           shares and 1,385,182 shares on
           September 30, 1999 and December 31,
           1998, respectively                                             48,010                    1,385

        Convertible  preferred  stock,  $0.001
        par  value;  200,000,000  shares
           authorized;   issued   and   outstanding:
           152,875,000   shares  and
           199,500,000 shares on September
           30, 1999 and December 31,
           1998, respectively                                            152,875                  199,500

        Paid in capital                                              320,594,674              320,377,131

        Deficit accumulated during the
          Development stage                                          (50,919,582)             (50,638,829)
                                                           ----------------------   -----------------------

        Total stockholders' equity                                   269,875,977              269,939,187
                                                           ----------------------   -----------------------

        Total liabilities and stockholders' equity                 $ 270,471,716            $ 270,444,403

                                                           ======================   =======================

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
          AND THE PERIOD FROM JUNE 29, 1993 THROUGH SEPTMEBER 30, 1999

                                                                                                         (Date of Reorganiztion)
                                                                                                         June 29, 1993
                                           For the nine months ended      For the three months ended       Through
                                          September 30,   September 30,   September 30,  September 30,        September 30,
                                             1999            1998            1999            1998            1999
                                         --------------  --------------  --------------  -------------  ---------------


REVENUE                                       $      -        $      -         $    -       $      -       $        -
                                         --------------  --------------  --------------  -------------  ---------------
EXPENDITURES
        Depreciation and amortization            4,317           6,298           1,439          2,172           44,429
        Dues and subscriptions                      84               -              42              -            9,591
        Organizational costs                         -               -               -              -           47,422
        Professional fees                      134,765         213,928          20,381         52,916          798,995
        Postage and courier service                354           1,093              20             25           26,869
        Management fee                               -               -               -              -          200,000
        Marketing and promotion                  1,000               -           1,000              -           34,453
        Travel and entertainment                22,708          21,582           8,734         11,128          228,602
        Telephone expenses                      26,372          25,160           4,482         12,545          157,902
        Other office expenses                   11,631          31,018           4,438         15,046          135,658
        Program development                          -               -               -              -           41,710
        Rent                                     7,026           5,560           1,373          3,520           33,392
        Imputed wages                           36,000          36,000          12,000         12,000          165,172
                                         --------------  --------------  --------------  -------------  ---------------

        Total expenses from operations         244,257         340,639          53,909        109,352        1,924,195
                                         --------------  --------------  --------------  -------------  ---------------

        Net operating loss                    (244,257)       (340,639)        (53,909)      (109,352)      (1,924,195)
                                         --------------  --------------  --------------  -------------  ---------------

OTHER INCOME (EXPENSES)
        Interest income                              -               -               -              -           12,036
        Bad debt expense                             -               -               -              -         (266,600)
        Interest expense                       (36,496)        (36,496)        (12,299)       (12,299)        (220,623)
                                         --------------  --------------  --------------  -------------  ---------------

        Total other income (expenses)          (36,496)        (36,496)        (12,299)       (12,299)        (475,187)
                                         --------------  --------------  --------------  -------------  ---------------

        Net loss before
              Federal income taxes            (280,753)       (377,135)        (66,208)      (121,651)      (2,399,382)
                                         --------------  --------------  --------------  -------------  ---------------

        Federal income taxes (Note 1)                -               -               -              -                -
                                         --------------  --------------  --------------  -------------  ---------------

        Net loss before
              extraordinary item              (280,753)       (377,135)        (66,208)      (121,651)      (2,399,382)
                                         --------------  --------------  --------------  -------------  ---------------

EXTRAORDINARY ITEM
        Impairment of investments (Note 3)           -               -               -              -      (48,520,200)
                                         --------------  --------------  --------------  -------------  ---------------

        Total extraordinary item                     -               -               -              -      (48,520,200)
                                         --------------  --------------  --------------  -------------  ---------------

        Net loss                            $ (280,753)     $ (377,135)      $ (66,208)    $ (121,651)   $ (50,919,582)
                                         ==============  ==============  ==============  =============  ===============

        Net loss per share (Note 1)          $ (0.0125)      $ (0.4261)      $ (0.0029)     $ (0.1374)
                                         ==============  ==============  ==============  =============

    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH SEPTEMBER 30, 1999

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


    The accompanying notes are an integral part of these financial statements


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JUNE 29, 1993 THROUGH SEPTMEBER 30, 1999
                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                     during the
                                             Common Stock           Preferred Stock       Additional    Retained    Development
                                           Stock      Amount       Stock       Amount    paid in capital Deficit       Stage
                                           -----      ------       -----       ------    -----------------------       -----
   In January through September 1999,
      converted preferred stock to
      common stock                       46,625,000   $ 46,625  (46,625,000)  $ (46,625)          $ -          $ -           $ -

   Imputed value of services provided by
      Officers and/or Directors (Note 11)         -          -                                 39,060

   Capital contributed by shareholders            -          -                                178,483

   Net loss through September 30, 1999                                                                                  (280,753)
                                         -----------------------------------------------------------------------------------------

   Balance at September 30, 1999         48,010,182   $ 48,010  152,875,000   $ 152,875  $ 320,594,674         $ -  $(50,919,582)
                                        ===========   ========  ===========   =========  =============         ====================


                 HEXAGON CONSOLIDATED COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
          AND THE PERIOD FROM JUNE 29, 1993 THROUGH SEPTEMBER 30, 1999



                                                                                                     June 29, 1993
                                                               For the nine months ended                Through
                                                           Septmeber 30,        Septmeber 30,        September 30,
                                                                1999                 1998                1999
                                                          -----------------     ---------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                               $ (280,753)         $ (377,135)       $ (50,919,582)
         Adjustments to reconcile net loss
            to net cash used by operating activities:
               Depreciation and amortization                         4,317               6,298               44,429
               Services paid in stock:                                   -                   -               36,960
               Imputed value of services provided by
                    Officers and Directors (Note 11)                39,060              39,060              178,070
               Impairment of assets (Note 3)                             -                   -           48,520,200
               Preferred stock issued for services (Note 1)              -                   -              200,000
               Organizational costs                                      -                   -               27,862

         Net Increase (Decrease) in:
               Accounts payable                                     54,026             (32,950)             112,550
               Accrued interest payable                             36,497              36,496              215,815
                                                          -----------------     ---------------     ----------------

Net Cash Used by Operating Activities                             (146,853)           (328,231)          (1,583,696)
                                                          -----------------     ---------------     ----------------


CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of Furniture and fixtures                              -              (1,642)             (13,951)
         Purchase of Equipment                                           -              (1,499)             (31,737)
         Cost of developing mineral properties                     (32,004)                  -              (32,004)
                                                          -----------------     ---------------     ----------------

Net Cash Used by Investing Activities                              (32,004)             (3,141)             (77,692)
                                                          -----------------     ---------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributed by shareholders                       178,483             331,300            1,394,014
         Payment on shareholder loan                                     -                   -             (195,436)
         Borrowings                                                      -                   -              462,810
                                                          -----------------     ---------------     ----------------

Net Cash Provided (Used) by Financing Activities                   178,483             331,300            1,661,388
                                                          -----------------     ---------------     ----------------

Net Increase (Decrease) in Cash                                       (374)                (72)                   -

Cash at the beginning of period                                        374                 470                    -
                                                          -----------------     ---------------     ----------------

    Cash at the end of period                                          $ -               $ 398                  $ -
                                                          =================     ===============     ================

    The accompanying notes are an integral part of these financial statements

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expenses as incurred instead of being capitalized and amortized.

FINANCIAL INSTRUMENTS:
At September 30, 1999 and December 31, 1998, the fair value of the Company's notes payable (see Note 6 ) are assumed to be equal to their reported carrying amounts.

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

LOSS PER COMMON SHARE:
Weighted  average  shares   outstanding  used  in  the  loss  per  common  share
calculation were 22,471,295 shares at September 30, 1999 and 885,182 shares at September 30, 1998.

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

                 HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

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

               HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

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

               HEXAGON CONSOLIDATD COMPANIES OF AMERICA, INC.
                 (Formerly HEALTH CARE CENTERS OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The was no change in the Company's plant and equipment from December 31, 1998 to September 30,1999.

         The increase in current liabilities from $505,216 at December 31, 1998 to $595,739 at September 30, 1999 was due to an increase in accounts payable and accrued interest payable.

         Nine month operating losses decreased from $340,639 ending with the third quarter of 1998 to $244,257 ending with the third quarter of 1999, primarily on account of a decrease in the Company's professional fees and operational expenses.

         The increase in the number of outstanding shares of common stock from 1,428,788 as of December 31, 1998 to 48,053,788 as of September 30, 1999 was a
result of the conversion of 45,625,000
 shares of convertible preferred stock to common stock for the repayment of expenses of in accordance with the Board of Directors resolution passed on October 2, 1997. In addition, on June 28, 1999, 1,000,000 shares were issued to Hidden Splendor Smelting Co. in accordance with joint venture agreement dated April 30, 1998 between Peeples Mining Co. and Hidden Splendor Smelting Co. (See
Part I, Item 2, "Management's Plan of Operation", of the Company's Second Amended Form 10-SB, filed December 1999 for further discussion)

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


                      Hexagon Consolidate Companies of America, Inc.
                      ----------------------------------------------
                                  (Registrant)

                      By /s/ MAURICE W. FURLONG
                         ---------------------------------
                         Maurice W. Furlong, President

                         Date December 1, 1999



                      By /s/ MICHAEL PIETRZAK
                         ---------------------------------------------
                         Michael Pietrzak, principal financial officer

                         Date   December 1, 1999